Form 10KSB
period 2000-06-30
MOLECULAR ROBOTICS INC
filed 2000-10-13
CIK 1049135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____.

Commission file number: 0-29965


                         MOLECULAR ROBOTICS, INCORPORATED
                  (Name of Small Business Issuer in its charter)


           Delaware                                    91-1844453
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1015 Gayley Ave., No. 387  Los Angeles, CA.              90024
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (310) 550-1019

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None                   Name of each exchange
                                            on which registered: None


Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
(Title of class)

Preferred Stock, par value $0.0001
(Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $419,968 as of June 30, 2000.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in Bankruptcy proceedings during the past five years)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

(Applicable only to corporate registrants)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,193,150 shares of the registrant's common stock were issued and outstanding as of June 30, 2000, not including 208,000 shares issuable upon the exercise of outstanding warrants. There were an additional 104,000 shares of the registrant's common stock to be issued as of June 30, 2000. 4,956,850 shares of the registrant's preferred stock were issued and outstanding as of June 30, 2000.


                        DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                                 TABLE OF CONTENTS

Forward Looking Statements

PART I

Item 1.     Description of Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters
Item 6.     Plan of Operation
Item 7.     Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners and Management
Item 12.    Certain Relationships and Related Transactions
Item 13.    Exhibits and Reports on Form 8-K

Signatures

                     ----------------------------------------

                           FORWARD LOOKING STATEMENTS

This report contains forward looking statements. The forward looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or the negative or other variations of those or comparable terms. The registrant's actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect the registrant's results include, but are not limited to, those discussed in Item 6, "Plan of Operation" and included elsewhere in this report.


                                      PART I


ITEM 1. DESCRIPTION OF BUSINESS

Molecular Robotics, Inc. (hereinafter referred to as "MR" or the "Company"), is an early stage technology development company that was incorporated in Delaware on July 29, 1997. Its principal business is the development of enabling technology products using MEMS (microelectromechanical systems) processes and applications to transition from micro to nano scale for both miniaturized electrical products and molecularly and atomically assembled substances. The Company's primary targeted industry is Nanotechnology or "micro-miniaturization." Nanotechnology involves the disciplines of chemistry, physics, biology, electrical engineering, computer science, and material science.

Microtechnology, which is the prevalent existing scale, is in the order of magnitude of one-millionth or 10 -6, whereas nanotechnology is one-billionth or 10 -9. Within this measurement or "order of magnitude" exists individual molecules/atoms. The technology to completely manipulate molecules/atoms has not yet been perfected. Enabling technologies being developed by the Company should facilitate realization of the efficient processes to assemble and replicate atoms, hence molecules, which potentially will revolutionize existing technologies and markets.


Products

As an early stage, technology development company, Molecular Robotics has not identified manufacturers, distributors or sales agents and hence does not rely on any outside companies for these types of services. Molecular Robotics has one prototype stage project (prototype being built; commercialization process has begun), three development stage projects (prototype being designed; technology has been proven) and seven research stage projects (no prototype exists, technology not yet proven). All research stage projects are in a very early stage of development with no products developed and funding sources and market feasibility not yet established. Funding for all of the Company's products has not yet been procured. It is not known at this time if any of the Company's products will have funding in the future. The Company has the following enabling technology products at different stages of development.


Prototype Stage Products

1. Taggant / Optical Reading Device

Molecular Robotics has developed a prototype taggant and a prototype optical reading device. Currently, the taggants are made from silicon using MEMS processes. MR is currently working on a design for making taggants from nickel. MR is also exploring the feasibility of making hex-shaped taggants which will distribute stress more evenly over the surface of the taggant.

These encoded microparticles could potentially be used for security identification. This microparticle has market potential for use as a security feature in identification documents (passports, drivers licenses), stock certificates, bonds, currency, and negotiable instruments (checks, travelers checks).

In a concurrent project, the Company is working on an updated optical reader for reading the taggants. The advantage of this new optical reader is that it will require less light and hence draw less power, decreasing the needed battery size in this portable reader from ~2.5 pounds to perhaps just an AA battery.

This is a prototype stage product with the final prototype anticipated by January 1, 2001. The investment through June 30, 2000 was $16,748 for the development of the taggant and $190,398 for the reading device. This investment has come from management and private investors. There are no economic, competitive, legal or technical problems to be overcome at this time that would prevent this product from becoming commercially viable. A full market study and technological analysis has been done by the Company. The taggant and optical reader are expected to be ready for market in approximately six to nine months. The Company is currently formulating patent claims for both the taggant and the optical reading device. There has been no patent application filed for either the taggant or the reader at this time.


Development Stage Products

2. Power Generation

Fuel cells convert hydrogen and oxygen to water and electricity without high-temperature burning. Recent research results show that bi-directional membranes can be constructed that catalyze oxygenation of hydrogen (producing electricity) as well as the opposite hydrolysis reaction-splitting water into hydrogen and oxygen (using electricity). Such a system can be closed, acting as a rechargeable battery, and potentially storing far more power than a conventional chemical battery. MR has designed and is planning to build a MEMS version of this closed, rechargeable fuel cell, using micro-fluidic pumps and valves.
This MEMS designed fuel cell has potential applications in the portable power markets, such as laptops, mobile telephones and PDA devices.

A second power generation project will capitalize on the huge amount of asphalt and concrete road surface, including sidewalks, parking lots, airport tarmacs, even tops of buildings, that could be used for solar power generation. MR is working on engineering a process that could make large numbers of small, inexpensive MEMS photocells and place them on a wire net, lay the mesh down on the surface of a road, and then coat the net with clear plastic. The electricity is drained off at the sides of the road. Cars will damage some fraction of the photocells, but many more will survive. Airport tarmacs have large areas that won't be damaged by planes or trucks. This technology has potential applications as an alternative to conventional power sources.

These are development stage projects in collaboration with the University of Southampton, United Kingdom. This collaboration agreement is being negotiated and has not been finalized as of the date of this filing. The fuel cell and photocell are expected to be ready for market in approximately two years. The Company is currently formulating patent claims. There has been no patent application filed at this time.


3. 3-D Computer Chip

Currently computer chips all use only one layer of electronic components (transistors), although each transistor is made of multiple layers of material. Chips can be made with many layers of transistors, but such a chip would build up too much heat in the interior and would eventually be damaged. Various efforts have been made to integrate cooling systems on the top or bottom of the chip, but these efforts have all been abandoned.

MR has designed and is planning to build a "3-D" computer chip, i.e., one that has many layers of components and includes vertical cooling channels, through which a liquid such as water is pumped to keep the chip cool. Such a chip could have the equivalent of hundreds of today's processors stacked on top of one another. In the initial version, the processors would not communicate directly with each other (from one layer up to the next) but will connect to the outside world along the edges, similar to single-layer chips. The Company is also working on developing new packaging that will allow connection of the edges of each layer to the socket below. Later, more sophisticated versions will be developed that incorporate inter-layer connections that obviate the need for external connections to each layer. This stacked chip has potential applications in servers, workstations and supercomputers.

This is a development stage project in collaboration with the University of Southampton, United Kingdom. This collaboration agreement is being negotiated and has not been finalized as of the date of this filing. The 3-D Computer Chip is expected to be ready for market in approximately 18 months. The Company is currently formulating patent claims. There has been no patent application filed at this time.


4. Shipping Sensors

The Company is currently working on developing a range of simple, low-cost sensors which change state upon reaching a threshold temperature, shock, or humidity. These are "blown-fuse" type sensors, in the respect that they do not keep a continuous record of changes, but only register above a given threshold. The change is likely permanent, just as a fuse melts above a certain amperage. The sensors are being designed so that no power supply is necessary. The sensors will be attached to shipping crates for instance. The change in the sensor would ideally be visible to the eye, and would be most useful in shipping and transportation applications.

This is a development stage project with the market feasibility study for sensors in transportation firmly established. The shipping sensors are expected to be ready for market in approximately 12-18 months. The Company is currently formulating patent claims. There has been no patent application filed at this time.


Research Stage Products

5. Single-Chip DNA Sequencer via AFM (Atomic Force Microscope)

This project consists of two related projects: building a single-chip AFM and combining the single-chip AFM with a mechanism to wind DNA onto a spool while "reading" the sequence with the AFM tip.

This is a research project in collaboration with ETH, a technology institute in Zurich, Switzerland. This collaboration agreement is being negotiated and has not been finalized as of the date of this filing. A feasibility study is currently being conducted to determine the best and most profitable applications of this product. However, the market for high-end microscopy is well established. The Company is currently formulating patent claims. There has been no patent application filed at this time.

In the first part of the project, the Company plans to extend and commercialize the work of the Baltes Lab at ETH in Zurich, building an entire AFM on one chip, including on-chip computer circuitry to process the data. The device is being designed to be robust and self-contained enough to put down on any surface for imaging, although it will primarily be useful in the controlled setting of the laboratory. The device, when commercialized, should be inexpensive enough to be disposable when the tip breaks or wears out, eliminating the time-consuming process of replacing the tip. This disposable property becomes even more of an advantage when the device incorporates an array of tips for parallel (hence high-speed) imaging. The Single-Chip AFM is expected to be ready for market in approximately two years.

In the second project, the Company plans to incorporate a MEMS (Microelectromechanical Systems) device, a flat "pancake" electric motor, that winds up the DNA around the outside of a flat spool. Unlike the macroscopic process, the spool does not provide the substrate for AFM imaging, rather the DNA is dragged past a block of silicon and imaged as it is being drawn onto the spool. Tension on the winding DNA strand is provided by an electric charge that pulls the "clump" of DNA in the opposite direction to the direction of winding. This single-chip AFM has potential applications in the current AFM market as well as the gene sequencing market. The Single-Chip AFM with DNA sequencing capability is expected to be ready for market in approximately four years.


6. Drug Delivery Systems

This project, which will be subject to FDA approval, is directed at the Diabetic/Insulin delivery market, specifically in glucose monitoring and the use of insulin pumps. There are two initial approaches to be studied. In the first approach, the Company plans to develop a small MEMS device to be implanted under the skin to monitor glucose levels. When the level passes a certain threshold, a needed amount of insulin is automatically released from a small reservoir. The glucose sensor, drug delivery reservoir, valve and pump will be connected to each other via an analog computer similar to the circuitry now used in automobile airbag sensors. This product has potential applications in the drug delivery markets.

The second approach will be related to the first except that the device would not be implanted.

This is a research project with the market feasibility confirmed by the 15.7 million Americans who suffer from diabetes (Source: American Diabetes Association). The drug delivery devices are expected to be ready for market in approximately ten years. The Company is currently formulating patent claims. There has been no patent application filed at this time. The Company has not yet filed any applications with the FDA for this product.


7. Micro-Aperture Display

The Company plans to develop a MEMS device for digital projection of images, as an alternative to existing MEMS devices that produce images via an array of micro-mirrors. This MEMS device would incorporate an array of micro-apertures and aperture covers that are opened and closed via PZT actuators. The device would be built on a transparent substrate containing an array of molded lenses on the back, which focus the light from a large LED on each aperture. The lenses would not have to be precise, and therefore could be made from concentric rings etched into the substrate. Color is produced by rapidly alternating between three different light sources. This device has potential applications for use in large digital video projectors, head-mounted displays and desktop displays.

This is a research stage project with the market feasibility study in progress. The Micro-Aperture Display Devices are expected to be ready for market in approximately two years. The Company is currently formulating patent claims. There has been no patent application filed at this time.


8. Impulse Engine

Recent discoveries and experiments have verified an effect that seemingly violates conservation of momentum, but in fact "borrows" momentum from the interaction of an object with the rest of the mass in the universe. This effect is derived from and predicted by Mach's Principle. The effect can be harnessed to produce a reactionless thrust, converting electricity into acceleration without ejection of reaction mass. Although slight, the effect is nonetheless strong enough to have potential applications for station-keeping of satellites and space stations and potentially for inexpensive space travel.

Experimental devices consist of a stack of piezoelectric crystals, topped by a capacitor, and driven by a voltage oscillator. The latest design dispenses with the capacitor entirely, being constructed entirely of PZT's. MR plans to develop a MEMS version of this, including an on-chip oscillator, for testing via a carefully constructed torque balance. Theory predicts that the MEMS device should have a stronger acceleration per unit mass than the macroscopic device. Arrays of these MEMS devices mounted on printed circuit boards should increase the overall thrust.

This is a research stage project with the market feasibility study in progress. The Impulse Engine is expected to be ready for market in approximately eight years. The Company is currently formulating patent claims. There has been no patent application filed at this time.


9. Earthquake Active Compensation

The Company plans to develop a process for real-time active compensation for buildings in earthquakes. A net of MEMS accelerometers will be attached to the walls of the building to provide to a computer a dynamic, millisecond-by-millisecond picture of the pattern of shockwaves throughout the building, enabling an effective response by actuators distributed throughout the building to nullify the effect of the earthquake. The building will thus appear to "surf" on the earthquake, remaining immobile while the ground shakes. This product has potential applications in the construction of buildings in areas that have a history of earthquake activity.

This is a research stage project with the market feasibility study in progress. The Earthquake Active Compensation product is expected to be ready for market in approximately five years. The Company is currently formulating patent claims. There has been no patent application filed at this time.


10. Biological Carbon Nanotube Synthesis

Existing methods of producing carbon nanotubes are inexact and yield irregularities of many kinds in the nanotubes. The Company's research of Carbon Nanotubes is aimed at developing a reliable source of perfectly regular, standardized nanotubes that have potential applications for use in AFM tips, fuel cell hydrogen storage, flat panel displays and molecular electronics.

This is a research stage project in collaboration with the University of Texas at Austin. This collaboration agreement is being negotiated and has not been finalized as of the date of this filing. The Carbon Nanotubes are expected to be ready for market in approximately four years. The Company is currently formulating patent claims. There has been no patent application filed at this time.


11. Quantum Logic Devices

Quantum computers hold great promise for efficiently solving problems that involve searching for a single answer among an exponentially large number of possible answers. Much theoretical work has been done on algorithms for hypothetical quantum computers, schemes for quantum error correction, and potential designs for quantum hardware, but to date no one has demonstrated a working quantum computer with more than a dozen or so logic elements.

One of the most promising concepts for a quantum computer involves using the quantum spin of nuclear particles or electrons to represent one "qubit" (quantum bit). Representing and transferring information using quantum spin has come to be known as "spintronics" and has garnered much attention from both the computer industry and DARPA for its potential to break through the imminent barriers to further miniaturization of computer chips.

MR plans to address one aspect of "spintronics," namely techniques to read and write information encoded as the spin of nuclear particles or electrons. MR plans to explore various strategies for reading and writing spins of small numbers of particles or even single particles. These strategies will include various types of SPMs (scanning probe microscopes) with tips capable of sensing or modifying the magnetic fields of individual molecules or atoms. This project will likely make use of the single-chip SPM technology developed in the Single-Chip DNA Sequencer via AFM project.

This is a research stage project in collaboration with the California Institute of Technology, Pasadena. This collaboration agreement is being negotiated and has not been finalized as of the date of this filing. The Quantum Logic Devices are expected to be ready for market in approximately eight years. The Company is currently formulating patent claims. There has been no patent application filed at this time.


12. Molecular Computer

A computer made from electronic components on the scale of carbon nanotubes holds the potential of dramatic increases in speed over current computers, due to the shorter path lengths between components and the enormous parallelism inherent in a molecular design.

Single-walled carbon nanotubes can be either semiconductors or metals, depending on their conformation (helicity and diameter). Crossed nanotubes of the appropriate conformation can act as field effect transistors. Ideally a computer built of such transistors would be made by self-assembly, rather than individual placement of the components.

Proteins self-assemble into sometimes elaborate structures such as viruses. If proteins could be made that "grab" one end of a nanotube and simultaneously "grab" one or more other proteins, then a three dimensional graph could self-assemble, where the nodes of the graph are junctions between proteins and the edges are the nanotubes.

This project will depend critically on a supply of precisely regular carbon nanotubes with specified characteristics of helicity, diameter and length. Project 10, Biological Carbon Nanotube Synthesis, will endeavor to produce such nanotubes.

This is a research stage project in collaboration with the University of Nottingham, United Kingdom. This collaboration agreement is being negotiated and has not been finalized as of the date of this filing. The Molecular Computer is expected to be ready for market in approximately six years. The Company is currently formulating patent claims. There has been no patent application filed at this time.


Market Analysis

Many of the Company's products are being developed using MEMS (microelectromechanical systems) processes. According to Systems Planning Corporation, the MEMS market is forecast to grow from $2.1B in 1996 to $11.5B in 2003. Molecular Robotics holds a competitive advantage on initiating novel uses of MEMS devices by having the MEMS design team working directly with the applications engineering staff, all in-house.


Research and Development

For the period ended June 30, 2000 the Company had spent approximately $16,735 on research and development of the taggant only. For the period ended June 30, 2000, the Company had spent $190,398 to develop its optical reader; this amount has been capitalized under equipment.

Molecular Robotics has established the Institute of Applied Physics ("IAP," formerly The Institute of New Physics), a California corporation, to receive grant funding in the fields of nano-physics, artificial intelligence application development, chemistry, nanoelectromechanical systems ("NEMS"), MEMS, material sciences and other collective, scientific developments of enabling technologies to Nanotechnology.

IAP will also conduct portions of the Company's long term research and development programs, which will facilitate the commercialization of advanced products in the field.

The Institute of Applied Physics was incorporated in California on February 18, 1997 by Susan Alt (formerly known as Susan M. Brana) as a non-profit corporation. Molecular Robotics is a member of the Institute, not a shareholder. The Officers and Directors are Susan Alt, Diane Marciel and Mark Kaeller.


Competition

The level and size of competition the Company faces varies by targeted market segments. Many of the Company's competitors are more established, benefit from market recognition and have greater financial, production and/or marketing resources than Molecular Robotics.

The target markets for each technology developed by Molecular Robotics will vary widely. Identification of markets for MEMS applications are currently being pursued by AT&T, Lucent Technologies & Siemens. Molecular Robotics will focus initially on the security market for taggants and the shipping industry for sensors.


Sales and Marketing

Although the Company's technologies presently are in the prototype, development and research stages, the Company is engaged in an early marketing program intended to facilitate the transition of its products from their current stages to manufacturing and sales. This program consists of preliminary dialogue with potential strategic partners, investors and manufacturers concerning the funding and implementation of manufacturing and distribution activities.


Employees

As of June 30, 2000, the Company had ten employees, seven of which are full-time. A significant portion of the Company's research and development is performed by independent contractors and by others from the Company's strategic relationships with commercial entities and universities.


Operations

The Company's limited operating history and lack of revenues have resulted in a substantial net operating loss. The sole reason for the positive equity balance is the continuing effort of the company personnel to sell common stock. There is no certainty they will be able to continue to do so. The Company's ability to become an on-going concern is discussed in the independent auditors report and the going concern discussion in Note 2 of the attached audited financial statements.


ITEM 2. DESCRIPTION OF PROPERTY

The Company has an office in Los Angeles, California. As of June 30, 2000 the Company did not own any real property.

The Company has an office address of 16161 Ventura Blvd., No. 671, Encino, CA., 91436. The Company also has an office address in the UK at 26 Kingly Street, London, UK, W1R 5LB. The Company also uses the address of Susan Alt, a director of Molecular Robotics and the beneficial owner of GAIN Integrated Systems, Inc., 1015 Gayley Ave., #387, Los Angeles, California 90024, as a mailing address only. The Company has no lease obligations at this time. The company is currently in negotiation of a lease of approximately 30,000 square feet of office and laboratory space in the Los Angeles area.


ITEM 3. LEGAL PROCEEDINGS

On June 16, 1999, the Company filed suit (Case No. 813370-6) in the Superior Court for the State of California, County of Alameda, against a former
Officer and Director, Ezekiel Kruglick, for Trade Secret Misappropriation, Conversion, Fraud, Breach of Contract and Breach of Fiduciary Duty. The suit involves Molecular Robotics, Inc., a Delaware Corporation (filed originally under the name NTECH Corporation), Plaintiff, versus Ezekiel Kruglick and DOES 1-10, inclusive, Defendants.

The Company has sought the following relief:

a. A temporary restraining order to be followed by a preliminary injunction during the pendency of this action and a permanent injunction thereafter, restraining and enjoining Defendant Kruglick and all those acting in concert or participation with him from using or disclosing Plaintiff's Confidential Information.

b. An order requiring Defendant Kruglick to forthwith turn over to Plaintiff any tangible document or thing in whatever form in Defendant's possession, custody or control which contains Plaintiff's Confidential Information, including but not limited to all documents and things relating to his research and development of StuffDust, CMOS switches, voltage conversion devices and micro-relay switches.

c. An order requiring Defendant Kruglick to forthwith transfer and return to the Company all Molecular Robotics stock held by Defendant for services not provided to Molecular Robotics.

d. An award of damages in an amount to be determined by the trier of fact.

e. An order of punitive damages in an amount to be assessed by the trier of fact.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2000, a special meeting of the shareholders of the Company was held to elect a new board member. At this meeting, the shareholders agreed to elect Henry Yard to the board of directors. Susan Alt and Thomas McCarthy, current board members, will continue their term of office.


                                      PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The registrant's securities began trading under the symbol NTEH on the OTC Bulletin Board on December 24, 1997 and until the close of business February 24, 2000. Currently, the registrant's securities are not traded on any exchange. The Company filed a Form 10-SB for the purposes of enabling its shares to again trade on the OTC Bulletin Board. Following the date that the SEC comes to a position of no further comment on its Form 10-SB, the Company will file to have its shares quoted again on the OTC Bulletin Board.

The quarterly high and low bid prices (post-split) for the last two years (as submitted by the Company's management) were as follows:


Quarter Ending*       High Bid     Low Bid


December 31, 1999     .35          .10
September 30, 1999    .35          .10
June 30, 1999         .35          .10
March 31, 1999        .35          .10
December 31, 1998     .35          .10
September 30, 1998    .35          .10
June 30, 1998         .35          .10

*Note: The quarter ending March 31, 2000 and June 30, 2000 have not been included as the Company's securities ceased trading on the OTC Bulletin Board as of the close of business on February 24, 2000.



Capital Stock

Preferred Stock - There are no preferential terms given to the preferred stock. Molecular Robotics' preferred stock has the same terms and conditions as the common stock.

Warrants - At present in the Company, there are 208,000 outstanding warrants to purchase common stock at $5.00 per Share.

Options - At present, there are 400,000 options outstanding that can be exercised to purchase common stock in the Company. These options have a term of ten years and can be exercised at $1.00 per share.

Convertible Stock - At present, there is no convertible stock.

Selling Security Holders - There are no securities to be registered for the account of any security holders.

Except as otherwise provided by the Company's Certificate of Incorporation or By-Laws, at every meeting of the stockholders each stockholder shall be entitled to one vote for each share of voting stock standing in his name on the books of the corporation on the record date for the meeting.

Holders

As of June 30, 2000, there were approximately 90 shareholders of common stock in the Company and 5,193,150 shares of common stock outstanding. In addition, there were an additional 104,000 shares of common stock to be issued.

As of June 30, 2000, there was one shareholder of preferred stock in the Company and 4,956,850 shares of preferred stock outstanding.

Dividends

There have been no cash dividends declared on any shares of common equity in the Company since the inception of the Company to present.

Splits

On March 21, 2000, the Board of Directors and the required number of shareholders of Molecular Robotics duly authorized that the previously issued common stock of the Corporation (the "Old Common Stock") be automatically converted into common stock at the rate of one (1) share of common stock for each ten (10) shares of Old Common Stock (the "Conversion Rate"). This reverse split of the Corporation's Old Common Stock became effective at 11:59 p.m. on April 3, 2000 (the "Conversion Date"). From and after the Conversion Date, each outstanding certificate that prior to the Conversion Date represented Old Common Stock shall be deemed for all corporate purposes to evidence the ownership of the whole number of duly issued and outstanding shares of common stock into which the shares of Old Common Stock which, prior to the Conversion Date, were represented thereby, have been so converted, and upon surrender of such certificate to the Corporation the holder shall be entitled to receive in exchange therefor a certificate or certificates representing the whole number of shares of common stock into which the shares of Old Common Stock theretofore represented by such certificate shall have been converted.


Recent sales of unregistered securities

In April 2000, the Company had the following shares of stock issued or to be issued at the rate of $1.50 per share as a tax free exchange for technology transferred to the Company.


Name                  Shares of        Shares of
                      Common Stock     Common Stock


                      Issued           To be issued**

Evan Gamble             110,000        1,890,000
BR Holdings, Ltd.     4,956,850*
ERoyalty.net, Inc.      750,000
TAMA Japan Ltd.         750,000
Tony Bromovsky          100,000          254,999
Curt Deckert             10,000            5,000
Xing Yang                10,000
Herman Boiko             10,000
Daan Pattanayak          10,000

*Originally issued as preferred stock. There are no preferential terms given to the preferred stock. Molecular Robotics' preferred stock has the same terms and conditions as the common stock. On October 12, 2000, the Company recalled all outstanding shares of preferred stock as of June 30, 2000 and reissued to the preferred stockholder an equal amount of common stock. Also, see Note 8 in the attached Financial Statements.

**Shares have been issued as of June 30, 2000.


In addition, since inception through June 30, 2000, pursuant to Reg. 504 of the Securities Act of 1933, the Company has issued 611,900 shares of common stock for a total cash consideration of $357,924. There was an additional $260,000 in cash received through June 30, 2000, with 104,000 shares of common stock to be issued.

In November 1997, the Company had a Private Placement offering for 25,000 shares at $10.00 per share. The securities were offered pursuant to an exemption provided by Regulation 504 of the Securities Exchange Act of 1933. The Company incurred certain offering costs of $16,004, with the sale of the stock, such as legal fees. The Company did not use an underwriter, so there were no discounts or commissions paid. These offering costs, associated with the sale of common stock to the public, were charged to additional paid-in capital. Net loss per share represents the basic and diluted earnings per share. The Company has no potentially dilutive securities.

With respect to the sales of these unregistered securities by Molecular Robotics, the Company believes that these transactions did not involve any public offering, in as much as all these shares were issued to the Company's Officers, Directors and others, who purchased the shares for investment purposes only and not with a view to further public distribution. Further, no commissions were paid to any persons in connection with such sales, no advertising of any nature was made in connection with the sale of said shares, all Company information was made available to said purchasers, and said purchasers were required to execute a subscription agreement restating the aforementioned, among other things. Accordingly, the Company believes that the aforementioned transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

IMPORTANT INFORMATION ON PENNY STOCKS

Molecular Robotics, Inc.'s stock is considered a penny stock. Generally, a penny stock is a security that:

Is priced under five dollars;

Is NOT traded on a national stock exchange or on NASDAQ (the NASD's automated quotation system for actively traded stocks);

May be listed in the "pink sheets" or the NASD OTC Bulletin Board;

Is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of $6 million for 3 years.
FOR MORE INFORMATION ABOUT PENNY STOCKS, contact the Office of Filings, Information, and Consumer Services of the U.S. Securities and Exchange Commission, 450 Fifth Street, NW., Washington, DC 20549, (202) 272-7440. For detailed information on Penny Stocks, please refer to General Rules and Regulations promulgated under the Securities Exchange Act of 1934, Rule 15g-1 through 15g-6.


ITEM 6. PLAN OF OPERATION

The following results and plan of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB.

RESULTS AND PLAN OF OPERATIONS

The Company incurred a loss of ($727,088) for the year ended June 30, 1999 and ($13,564,011) for the year ended June 30, 2000. Through June 30, 2000, the Company had incurred an accumulated loss of ($23,866,669). There was a significant increase in the operating expenses and operating losses for the period ended 6/30/00 compared to 6/30/99. These increases are due to an increase in general and administrative costs associated with the Company's daily operations, as well as costs associated with acquiring various technologies.

During the year ended June 30, 2000, the Company issued 4,956,850 shares of preferred stock in exchange for certain intellectual property valued at $7,435,275. During the year ended June 30, 2000, the Company issued 3,900,000 shares of common stock in exchange for intellectual property valued at $5,850,000.

For the year ended June 30, 2000, the Company completed a contract to build an optical reader that reads the code of the Company's taggant. The total cost of the contract was $190,398.

As a development stage company, Molecular Robotics needs to continue to raise capital to continue its operations. The Company is actively seeking financing to sustain its operations and research and development by continuing to issue restricted shares of common stock for cash, including but not limited to the issuance of shares in a Private Placement. The Company is currently completing a Private Offering with qualified investors. These funds and the intended appointment of an underwriter will sufficiently generate the capital required for the Company's operations until the Company is revenue positive. The Company will use the additional capital raised to further the development of its taggant and optical reader and other products in development, as well as general operating expenses. The Company has not entered into any outside funding commitments to date.

The funding for the company to date has come primarily from management and private investors and has been allocated to the taggant/reader development, as well as general business set up and operating expenses. For the next twelve months, the Company's cash flow will continue to be supplemented by management and/or outside private investors. For the year ending 6/30/2000, the Company was still in the development stage. Currently, prototypes of two products are being developed for commercial sales, the taggants and the optical reader.
No revenue was realized for these or any other products for the year ended 6/30/2000.

At this time, the Company anticipates the hiring of approximately 15 additional employees in the next twelve months, comprised of both technical/scientific and administrative positions.

The Institute of Applied Physics, until recently, has not been active. The Institute has neither applied for nor received any grant funding. As a non-profit California Corporation, all technology developed through the Institute will become public domain and the Company has not yet identified a project suitable for this arrangement.


ITEM 7. FINANCIAL STATEMENTS

Financial Information - Annual Statements

The Financial Statements and related notes presented below should be read in conjunction with "PLAN OF OPERATION." The information below may not be indicative of the Company's future results of operations.

In the opinion of the Management, the annual financial statements include all adjustments necessary to make these financial statements in no way misleading. The information below may not be indicative of the Company's future results of operations.


                           MOLECULAR ROBOTICS, INC.
                         (formerly NTECH CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                            JUNE 30, 2000 AND 1999

CONTENTS

June 30, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

   Balance Sheet

   Statements of Operations

   Statements of Stockholders' Equity

   Statements of Cash Flows

   Notes to Financial Statements

                      ------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Molecular Robotics, Inc.
(formerly NTech Corporation)


We have audited the accompanying balance sheet of Molecular Robotics, Inc. (formerly NTech Corporation) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from July 29, 1997 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Robotics, Inc. (formerly NTech Corporation) as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, and for the period from July 29, 1997 (inception) to June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate continuation of the Company as a going concern. As discussed in Note 2 to the financial statements, the Company had losses and negative cash flows from operations and needs to raise additional funds to accomplish its objectives. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 29, 2000


                           MOLECULAR ROBOTICS
                       (formerly NTECH CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                              June 30, 2000

                                 ASSETS


Assets
   Equipment                                                $    195,506

      Total assets                                          $    195,506


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Book overdraft                                           $      4,833
   Accounts payable and accrued expenses                           1,500

      Total current liabilities                                    6,333

Commitments

Stockholders' equity
   Preferred stock, $0.0001 par value
      5,000,000 shares authorized
      4,956,850 shares issued and outstanding                        496
   Common stock, $0.0001 par value
      45,000,000 shares authorized
      5,193,150 shares issued and outstanding                        519
   Common stock to be issued                                     260,000
   Additional paid-in capital                                 23,794,827
   Deficit accumulated during the development stage          (23,866,669)

      Total stockholders' equity                                 189,173

         Total liabilities and stockholders' equity         $    195,506

The accompanying notes are an integral part of these financial statements.



                           MOLECULAR ROBOTICS, INC.
                         (formerly NTECH CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
               For the Years Ended June 30, 2000 and 1999 and
      for the Period from July 29, 1997 (Inception) to June 30, 2000


                                                                      For the
                                                                  Period from
                                                                     July 29,
                                                                         1997
                                      For the Years Ended       (Inception)to
                                           June 30,                  June 30,
                                      2000           1999                2000

Costs and expenses
   General and
   administrative expenses            $     279,847  $ 710,379    $10,566,042
   Research and development                       -     16,735         16,735

      Total costs and expenses              279,847    727,114     10,582,777

Loss before other income (expense)         (279,847)  (727,114)   (10,582,777)

Other income (expense)
   Loss on impairment of
   intellectual property                (13,285,275)         -    (13,285,275)
   Interest income                                -         26            272
   Other income                               1,111          -          1,111

      Total other income (expense)      (13,284,164)        26    (13,283,892)

Net loss                              $ (13,564,011) $(727,088) $	(23,866,669)

Basic and diluted loss per share      $       (4.44) $   (0.65) $      (13.27)

Weighted-average common shares
   outstanding                            3,054,125  1,119,838      1,798,290

The accompanying notes are an integral part of these financial statements.



                                                  MOLECULAR ROBOTICS, INC.
                                                (formerly NTECH CORPORATION)
                                                (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Period from July 29, 1997 (Inception) to June 30, 2000

                                                                                              Deficit
                                                                                              Accumulated
                                                                 Common         Additional    During the
                        Preferred Stock    Common Stock          Stock          Paid-In       Development
                        Shares     Amount  Shares       Amount   to be Issued   Capital       Stage            Total


Balance, July 29, 1997
   (Inception)               -     $    -        -      $    -   $          -   $        -    $            -   $        -
Common stock issued for
   Cash                                      5,340           -                      53,400                         53,400
   Cash                                      6,000           1                      23,999                         24,000
   Services                                493,000          49                   4,929,951                      4,930,000
   Services                                 29,050           3                     116,197                        116,200
   Cash and services                       450,000          45                   4,499,955                      4,500,000
Common stock to be
   issued for cash                           4,987                                                                  4,987
Issuance costs                                                                     (15,704)                       (15,704)
Net loss                                                                                          (9,575,570)  (9,575,570)

Balance, June 30, 1998       -          -  983,390          98          4,987    9,607,798        (9,575,570)      37,313
Common stock issued for
   Cash                                    113,250          11                     133,959                        133,970
   Cash                                     17,500           2                      34,998                         35,000
   Cash                                     19,145           2                      76,578                         76,580
   Cash                                        665           -                       4,987                          4,987
   Services                                126,200          12                     502,189                        502,201
   Services                                 11,000           1                      21,999                         22,000
   Services                                 56,100           6                      56,094                         56,100


                             The accompanying notes are an integral part of these financial statements.



                                                  MOLECULAR ROBOTICS, INC.
                                                (formerly NTECH CORPORATION)
                                                (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                               For the Period from July 29, 1997 (Inception) to June 30, 2000


                                                                                                  Deficit
                                                                                                  Accumulated
                                                                       Common        Additional   During the
                          Preferred Stock         Common Stock         Stock         Paid-In      Development
                          Shares        Amount    Shares      Amount   to be Issued  Capital      Stage         Total


Common stock to be
   issued for cash                      $                     $        $  (4,987) $        4,987  $		    $	         -
Returned and canceled
   shares                                            (34,100)      (3)                   (15,001)                    (15,004)
Net loss                                                                                              (727,088)     (727,088)

Balance, June 30, 1999            -          -     1,293,150      129          -      10,428,588   (10,302,658)      126,059
Common stock issued for
   intellectual property                           3,900,000      390                  5,849,610                   5,850,000
Common stock to be
   issued in connection
   with private placement                                                260,000                                     260,000
Forgiveness of debt                                                                       81,850                      81,850
Preferred stock issued for
   intellectual property  4,956,850        496                                         7,434,779                   7,435,275
Net loss                                                                                           (13,564,011)  (13,564,011)

Balance, June 30, 2000    4,956,850     $  496     5,193,150  $   519  $ 260,000     $23,794,827  $(23,866,669) $    189,173

                             The accompanying notes are an integral part of these financial statements.



                           MOLECULAR ROBOTICS, INC.
                         (formerly NTECH CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 2000 and 1999 and
        for the Period from July 29, 1997 (Inception) to June 30, 2000

                                                                       For the
                                                                   Period from
                                                                      July 29,
                                                                          1997
                                      For the Years Ended       (Inception) to
                                           June 30,                   June 30,
                                      2000           1999                 2000


Cash flows from operating activities
   Net loss                           $(13,564,011)  $(727,088) $  (23,866,669)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities
      Loss on impairment of
      intellectual property             13,285,275           -      13,285,275
      Issuance of stock for services             -     580,301      10,101,501
      Increase in Accounts payable
      and accrued expenses                       -       1,500           1,500

Net cash used in operating activities     (278,736)   (145,287)       (478,393)

Cash flows from investing activities
   Purchase of equipment                   (47,589)   (116,687)       (195,506)

Net cash used in investing activities      (47,589)   (116,687)       (195,506)

Cash flows from financing activities
   Increase in book overdraft                4,833           -           4,833
   Net proceeds from short-term loan
   payable - related party                  57,650      24,200          81,850
   Proceeds from issuance of preferred
   and common stock                        260,000     235,533         587,216

Net cash provided by financing activities  322,483     259,733         673,899

Net decrease in cash and cash equivalents   (3,842)     (2,241)              -

Cash and cash equivalents,
beginning of year                            3,842       6,083               -

Cash and cash equivalents,
end of year                           $          -   $   3,842  $            -

The accompanying notes are an integral part of these financial statements.


                           MOLECULAR ROBOTICS, INC.
                         (formerly NTECH CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 2000 and 1999 and
       for the Period from July 29, 1997 (Inception) to June 30, 2000

Supplemental schedule of non-cash investing and financing activities

During the year ended June 30, 2000 and the period from July 29, 1997 (inception) to June 30, 2000, the Company issued preferred and common stock in exchange for intellectual property for $13,285,275.

During the period from July 29, 1997 (inception) to June 30, 2000, the Company issued 1,165,350 shares of common stock to management and others for consulting and employment services rendered valued at $10,126,501.

The accompanying notes are an integral part of these financial statements.

                           MOLECULAR ROBOTICS, INC.
                          (formerly NTECH CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1 - BUSINESS AND ORGANIZATION

Molecular Robotics, Inc. (formerly NTech Corporation) (the "Company") was incorporated under its former name in the State of Delaware on July 29, 1997 for the primary purpose of developing, manufacturing, and marketing nano-scale products ("nano technology"). Nano technology is the concept of miniaturizing products to a point that there becomes a practical commercial application of the products. Effective March 23, 2000, NTech Corporation's name was changed to Molecular Robotics, Inc. The Company's offices are located in Los Angeles, California, and the Company intends to use independent third parties to manufacture its products.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company had losses and negative cash flows from operations and needs to raise additional funds to accomplish its objectives. In addition, the Company's sole reason for the positive equity balance is the continuing effort of Company personnel to sell preferred and common stock. There is no certainty they will be able to continue to do so. Management plans to rely on the sales of securities to sustain operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates affect the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Equipment

Equipment is stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets of three to five years.

Loss per Share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

The preferred stock issued during the year ended June 30, 2000 has the same rights as the common stock. The preferred stock has no liquidation preferences, dividends, or redemption rights. Accordingly, the preferred stock has been treated as common stock for the purpose of computing basic and diluted loss per share (see Note 8).

Stock-Based Compensation

The Company accounts for employee stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price. Unearned compensation is amortized over the vesting period of the related options.

Stock Split

On April 3, 2000, the Company effected a 10-for-one reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

Impairment of Long-Lived Assets

During the year ended June 30, 2000, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded an impairment loss of $13,825,275 for the year ended June 30, 2000 on the intellectual property acquired during the year.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

Advertising and Promotional Expenses

Advertising and promotional expenses are charged to expense as incurred. Advertising and promotional expenses for the years ended June 30, 2000 and 1999 were $3,424 and $1,028, respectively.

Comprehensive Income

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Recently Issued Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.


NOTE 3 - EQUIPMENT

   Equipment at June 30, 2000 consisted of the following:

      Constructed equipment   $   190,398
      Computer equipment            5,108

         Total                $   195,506


NOTE 4 - COMMITMENTS

During the year ended June 30, 2000, the Company entered into an employment agreement, expiring in May 2005, with the following compensation commitments:

         Year Ended
         June 30,

         2001           $   80,000
         2002           $   80,000
         2003           $   80,000
         2004           $   80,000
         2005           $   70,000

In connection with the acquisition of intellectual property, the Company agreed to issue an additional 1,000,000 shares of its common stock vesting as follows:
100,000 shares in 2001, 200,000 shares in 2002, 300,000 shares in 2003, and
400,000 shares in 2004. The vesting of the shares is contingent upon performance of the intellectual property. Accordingly, the cost of the intellectual property will be measured based on the fair value of the shares at the vesting dates in accordance with Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services."

In May 1998, the Company entered into an agreement to construct a piece of equipment. The expenditures associated with this contract will be capitalized to equipment and will be depreciated upon completion of the contract. The Company is required to pay the consultant upon completion of various phases, at a pre-determined fee schedule. The total estimated expenditure is $199,000.
As of June 30, 2000, the Company has paid $190,398.


NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's preferred stock has a par value of $0.0001. There are 5,000,000 shares authorized and 4,956,850 shares issued and outstanding. The holders of the preferred stock have voting rights.

During the year ended June 30, 2000, the Company issued 4,956,850 shares of preferred stock in exchange for certain intellectual property acquired for $7,435,275.

Common Stock

During the year ended June 30, 2000, the Company issued 3,900,000 shares of common stock in exchange for intellectual property for $5,850,000.

Private Placement

In June 2000, the Company entered into a private placement agreement to offer up to $5,000,000 worth of units at $2.50 per unit to accredited investors. As of June 30, 2000, $260,000 was received, and the Company had committed 104,000 units. Each unit consists of one share of the Company's common stock and two warrants at an exercise price of $5 per share. The warrants will be immediately detachable from the common shares for separate transfer and will be exercisable from the closing date of the offering for a period of 12 months thereafter.

There was no effect on pro forma results of operations as a result of the issuance of stock purchase warrants as the fair value of the warrants was $0. The fair value was computed using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 0%, and an expected life of one year.

In connection with the offering, the Company issued 208,000 warrants subsequent to June 30, 2000.


NOTE 6 - INCOME TAXES

As of June 30, 2000, the Company had approximately $23,866,000 in net operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the year ended June 30, 2000 has been made since the Company incurred a loss during the period. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company. It has been offset by a valuation allowance of the same amount since management does not believe the recoverability of this deferred tax asset is more likely than not. Accordingly, no deferred income tax benefit has been recognized in these financial statements.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2000, the Company paid consulting fees to stockholders of the Company. Total fees paid during the year ended June 30, 2000 of $101,933 were for services rendered in relation to the development of a business plan and the running of daily operations.


NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30, 2000, the Company entered into a two-year consulting agreement totaling $36,000 per year. The Company also agreed to issue the consultant 150,000 shares of common stock upon completion of the two years. As a result, the Company will record compensation expense of approximately $187,500 per year over the next two years.

On Oct. 12, 2000, the Company recalled all outstanding shares of preferred stock as of June 30, 2000 and reissued to the preferred stockholder an equal amount of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 4, 2000, the Company changed its accounting firm from Kevin G. Breard, CPA, An Accountancy Corporation to Singer, Lewak, Greenbaum & Goldstein LLP. The audited financial statements ended 06/30/1999 have been prepared by Kevin G. Breard. In addition:


              The Registrant's shareholders elected the accounting firm of Singer, Lewak, Greenbaum & Goldstein to replace the firm of Kevin G. Beard, CPA, An Accountancy Corporation as Registrant's accountants.

              The former accountant did not resign or decline to stand for reelection, but were dismissed on May 4, 2000 to allow the appointment of Singer, Lewak, Greenbaum & Goldstein, the accountants.

              Registrant's former principal accountants, Kevin G. Beard, CPA, An Accountancy Corporation's audited financial reports stated qualification that Registrant might not continue as a going concern. Such statement was unrelated to Kevin G. Beard, CPA, An Accountancy Corporation's replacement.

              The decision to change accountants was recommended and approved by the Board of Directors and Registrant's shareholders.

              Registrant is not aware of any disagreements with Registrant's former accountant during the past two most recent fiscal years on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure.

              Registrant has provided the former accountant with a copy of the disclosures Registrant is making in this FORM 10-SB in response to the disclosures required by Regulation S-K, Item 304(a). The former accountant has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item. Registrant has filed herewith the former accountant's letter as an exhibit to this Form 10-SB.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                Directors

Name               Dates Served         Age

Susan Alt          07/97-Present        47
Henry Yard         05/00-Present        42
Thomas McCarthy    07/97-Present        33

Susan Alt; 47 years old; Chairman of the Board since July 1997

Susan Alt is an entrepreneur with over 20 years of commercial and investment banking experience. She was Vice President of Mitsui Bank and Wells Fargo Bank heading up escrow, trust and commercial lending activities. In 1993, Ms. Alt formed her own Broker/Dealer in Los Angeles, Alt Capital. She has also served as Chairman of the Board of GAIN Integrated Systems, Inc. Ms. Alt brings not only financial and organizational skills to the company but also acts as a creative problem solver and visionary.

Henry Yard; 42 years old; Director since 5/00

Henry Yard is a successful executive with over 18 years of diverse experience within the technology, nutrition, personal care and industrial markets. He has had management responsibilities that include sales, marketing, production, QA/QC, engineering, distribution, environmental compliance, cost accounting and purchasing with profit/loss responsibility. He has particular expertise in budget development and control, sales & marketing, environmental and legal affairs, mergers and acquisitions, business and information systems, quality systems (TQM, ISO-9000), logistics management, strategic and tactical planning, engineering and capital management. He has a B.A. (Business Administration) Rutgers University and a B.S., Electrical / Biomedical Engineering, Rutgers University.

Thomas McCarthy; 33 years old; Director since July 1997

Thomas McCarthy was a founder and President of minus9, Inc. a micromachine company. He has also served as International Relations Coordinator for the Government of Nagano Prefecture in Japan and is fluent in Japanese. In 1993, he founded the Los Angeles Nanotechnology Study Group, the second longest-running group in the US. He has a M.A. Degree, Monterey Institute of International Studies.


                            Executive Officers

Name              Position                               Dates served    Age


Henry Yard        Chief Executive Officer and President  3/00-Present    42

Susan Alt         Chief Financial Officer                7/97-Present    47

Evan Gamble       Chief Technology Officer               5/00-Present    38

Thomas McCarthy   Chief Information Officer              7/97-Present    33

Mark Kaeller      Corporate Development Officer          7/97-Present    33

Tony Bromovsky    Managing Director, European Operations 4/00-Present    49

Diane Marciel     Executive Administrative Officer       3/00-Present    39



Henry Yard, Chief Executive Officer (CEO) and President

Henry Yard is a successful executive with over 18 years of diverse experience within the technology, nutrition, personal care and industrial markets. He has had management responsibilities that include sales, marketing, production, QA/QC, engineering, distribution, environmental compliance, cost accounting and purchasing with profit/loss responsibility. He has particular expertise in budget development and control, sales & marketing, environmental and legal affairs, mergers and acquisitions, business and information systems, quality systems (TQM, ISO-9000), logistics management, strategic and tactical planning, engineering and capital management. He has a B.A. (Business Administration) Rutgers University and a B.S., Electrical / Biomedical Engineering, Rutgers University.

Susan Alt, Chief Financial Officer (CFO)

Susan Alt is an entrepreneur with over 20 years of commercial and investment banking experience. She was Vice President of Mitsui Bank and Wells Fargo Bank heading up escrow, trust and commercial lending activities. In 1993, Ms. Alt formed her own Broker/Dealer in Los Angeles, Alt Capital. She has also served as Chairman of the Board of GAIN Integrated Systems, Inc. Ms. Alt brings not only financial and organizational skills to the company but also acts as a creative problem solver and visionary.

Evan Gamble, Chief Technology Officer (CTO)

Evan Gamble is the Chief Technology Officer for Molecular Robotics.  Mr.
Gamble is also the Company's chief inventor with a diverse background in mathematics, computer science, molecular biology and quantum mechanics. He oversees all technology development. From 1987 to 1990, Mr. Gamble worked at the Artificial Intelligence Research Branch of NASA Ames Research Center, where he provided research assistance and programming support. From 1983 to 1987, he served as Senior Software Systems Engineer for Intellicorp of Mountain View, California, where he designed and implemented extensions to Knowledge Engineering Environment (KEE), an expert system development tool. Mr. Gamble has also worked with Informix, Sprint and the IBM Watson Research Center. He holds a Master's degree in Mathematics.

Thomas McCarthy, Chief Information Officer (CIO)

Thomas McCarthy was a founder and President of minus9, Inc. a micromachine company. He has also served as International Relations Coordinator for the Government of Nagano Prefecture in Japan and is fluent in Japanese. In 1993, he founded the Los Angeles Nanotechnology Study Group, the second longest-running group in the US. He has a M.A. Degree, Monterey Institute of International Studies.

Mark Kaeller, Corporate Development Officer (CDO)

Mark Kaeller joins Molecular Robotics from Consolidated Growers and
Processors, Inc., a leading, multinational agriculture company, where he was Executive Vice President of Investor Relations. Mr. Kaeller handled all SEC filings and shareholder inquiries for this publicly trading company, as well as assisted the Board of Directors in the raising of capital. Mr. Kaeller spent ten years in commercial, retail and mortgage banking with Sanwa Bank, Wells Fargo Bank and Household International. He has a M.S. Degree, Psychobiology, University of California at Los Angeles.

Tony Bromovsky, Managing Director of European Operations

Tony Bromovsky was the co-founder, with companies in the J. Rothschild Group, of Kilda Investments, Ltd., London England, a corporate finance and investment vehicle. Mr. Bromovsky has a broad based knowledge of international banking and commodities. He served as the Director of Woodhouse Drake & Carey as well as Louis Dreyfus and Drexel Burnham Lambert in the UK. Mr. Bromovsky also brings many international contacts in the biotechnology and pharmaceutical development industry and will handle European business matters for Molecular Robotics.

Diane Marciel, Executive Administrative Officer

Diane Marciel brings fifteen years of entrepreneurial skills and experience to the Company. For ten years she managed the offices of Heathercliff Financial in Beverly Hills, California, a financial and building construction consortium. Ms. Marciel also owned and operated her own interstate logistics company.
Her most recent executive administrative position was with Health Net, Woodland Hills, California, where she supported senior executive management.


SIGNIFICANT EMPLOYEES

Dr. Curt Deckert, Electrical/Optical Engineer

Dr. Curt Deckert is experienced in the design and development of optical-mechanical and photographic equipment. He has consulted for 93 different companies since 1976 including Northrop, CalComp, Ford Aerospace and Abbott Labs. He is also a certified management consultant (CMC) specializing in R&D with emphasis on the application of optical technology. He has developed prototypes for a new medical instrument company that utilizes specialized fiber optics for light delivery and image transmission to detect cervical cancer using a CCD camera and fluorescence technology. He has a Ph.D. from California Coast University and an M.B.A. from the University of Southern California.

Dr. Slavik Dushenkov, Molecular Biologist

Dr. Slavik Dushenkov is a prominent scientist widely recognized for his contributions to the biological and environmental sciences. For more than 20 years, he has spearheaded numerous cutting edge biotechnology and ecology research projects. Dr. Dushenkov has incorporated innovative analytical and information management systems in his laboratory practice to facilitate results-oriented research including bringing high throughput express analysis and design databases for performing plant screening. A pioneer in the application of high-tech approaches for developing plant based environmentally friendly remediation technologies, discovering, optimizing and manufacturing a new generation of plant-based pharmaceutical and nutraceutical products, he has published over 100 papers, several books and a number of widely used laboratory manuals. Dr. Dushenkov holds seven US and international patents. He has a Ph.D. in Molecular Biology and Ecology, Moscow Pedagogical State University, Moscow, Russia.

Jeanne Leonard, Patent Researcher

Jeanne Leonard brings fifteen years of legal, paralegal and research experience to the Company's library/categorization department. Ms. Leonard worked as a legal analyst for EMI Music, Santa Monica, California, as well as several large, well-established law firms throughout Los Angeles, California.


ITEM 10. EXECUTIVE COMPENSATION

Following is the amount of cash and stock compensation for executives of the Company since inception through June 30, 2000.


Thomas McCarthy - 140,000 shares common stock (post-split)
Mark Kaeller - 60,000 shares common stock (post-split)

THE FOLLOWING SHARES WERE ISSUED TO OFFICERS AT THE FOLLOWING VALUATIONS:


NAME                 DATE        NO.          PRICE*     FAIR MARKET     FORM OF
                                 SHARES*                 VALUE           CONSIDERATION


THOMAS MCCARTHY      12/15/97    45,000       10.00      $450,000        CASH/SERVICES**
                      1/29/98    45,000       10.00      $450,000        SERVICES
                     11/23/98    50,000        4.00      $200,000        SERVICES

MARK KAELLER         12/31/97    10,000       10.00      $100,000        SERVICES
                       3/9/99    10,000        4.00      $ 40,000        SERVICES
                       4/5/99    25,000        1.00      $ 25,000        SERVICES
                      5/26/99    15,000        4.00      $ 60,000        SERVICES

*Post-Split
**$2,500 of the $450,000 Fair Market Value was cash.




                     SUMMARY COMPENSATION TABLE


Name and                                             Restricted
Principle Position             Years     Salary      Stock Awards


Thomas McCarthy                1997-00   $0          140,000 shares
Chief Information Officer                            common stock

Mark Kaeller                   1997-00   $0          60,000 shares
Corporate Development Officer                        common stock



ITEM 11. SECURITY OWNERSHIP INTEREST OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the common stock ownership of each person known by the company to be the beneficial owner of five percent or more of the Company's common stock, each director individually, and all officers and directors of the Company as a group, as of June 30, 2000. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.



Title         Name and address        Amount and nature        Percent
of class      of beneficial owner     of beneficial ownership  of class(1)


Common        Evan Gamble             2,000,100                37.76%
Stock         11733 Montana, No. 108
              Los Angeles, CA. 90049

Common        TAMA Japan, Ltd. (2)      750,000                14.16%
Stock         Kinwick Centre
              32 Hollywood Road
              Central Hong Kong

Common        ERoyalty.net, Inc. (3)    750,000                14.16%
Stock         Three Mill Road
              Suite 206
              Wilmington, DE. 19806

Common        Gain Integrated           652,197                12.31%
Stock         Systems, Inc.(4)
              1015 Gayley Ave.
              No. 387
              Los Angeles, CA. 90024

Common        Tony Bromovsky            354,999                 6.70%
Stock         41 St. James Place
              London  SW1A 1NS
              England

Common        Ezekiel Kruglick          334,000                 6.31%
Stock         2411 McKinley Ave.
              Berkeley, CA. 94703

Common        Thomas McCarthy           140,000                 2.64%
Stock         163 N. Marengo Ave.
              No. 217
              Pasadena, CA. 91101

Common        Mark Kaeller               60,000                 1.13%
Stock         P.O. Box 572285
              Tarzana, CA. 91357

All Officers
and Directors
as a group                            3,207,295                60.55%

(1) Based upon 5,297,150 total shares common stock outstanding and to be issued, as of June 30, 2000.
(2) Midland Investments Limited is the beneficial owner. Mavis Smith is the beneficial owner of Midland Investments Limited.
(3) David Lavitt is the beneficial owner.
(4) Susan Alt is the beneficial owner.



The following table sets forth the preferred stock ownership of each person known by the company to be the beneficial owner of five percent or more of the Company's preferred stock. All ownership is of record and beneficial.


Title         Name and address        Amount and nature        Percent
Of Class      of beneficial owner     of beneficial ownership  Of Class


Preferred     BR Holdings, Ltd. (1)	  4,956,850                99.14%
Stock         2533 N. Carson St.
              Carson City, NV. 89706

(1) James L. Golfos is the beneficial owner.



CASH CONTRIBUTIONS

Upon organization of the Company, there was an initial $450 paid in capital. In exchange for these funds, the Company issued 450,000 shares to the following officers / directors which were disbursed as follows:

Name                                    Shares (post-split)

Gain Integrated Systems, Inc.(1)        243,000 shares
Thomas McCarthy                          45,000 shares
Ezekiel Kruglick                        162,000 shares(2)

(1) Susan Alt is the beneficial owner.
(2) Shares have been rescinded.

The following is a list of cash contributions made by officers, directors, promoters and affiliated persons made subsequent to the organization of the Company, and made for the purpose of acquiring common equity in the Company:


Shareholder                 Cash Contribution       No. of Shares Issued
                                                    (post-split)

Gain Integrated
Systems, Inc. (1)               $161,500                 373,500

(1) Susan Alt is the beneficial owner.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Molecular Robotics (formerly as NTECH) entered into an agreement with Consolidated Growers & Processors, Inc. (CGP) for the development of certain alternative plastic and metal type materials technology, as well as the development of security paper. Susan Alt and Mark Kaeller were associated with CGP as directors and/or officers at one time or another. Due to government regulation on the supply of raw material, CGP filed a Chapter 7 Bankruptcy on March 7, 2000.

In the past five years, Susan Alt and Mark Kaeller, as officers and/or directors, are considered promoters of Consolidated Growers & Processors, Inc.

Susan Alt is the beneficial owner of GAIN Integrated Systems, Inc. and is also on the Board of Directors of the Institute of Applied Physics. There are no existing contractual arrangements between Molecular Robotics, the Institute of Applied Physics or GAIN Integrated Systems, Inc., other than the independent association of Susan Alt, as an individual. Diane Marciel and Mark Kaeller are also on the Board of Directors of the Institute of Applied Physics.

Promoters of Molecular Robotics, Inc. over the last five years have included Susan Alt, Ezekiel Kruglick, Thomas McCarthy, and Mark Kaeller.

James Golfos (BR Holdings), David Lavitt (ERoyalty.net) and Evan Gamble were consultants to the Company at the time shares were issued for the transfer of technology/intellectual property.


CONTACTS

Transfer Agent

Interwest Transfer Company, Inc.
Kristi Kunz
P.O. Box 17136
1981 E. 4800 S.
Suite 100
Salt Lake City, UT. 84117-5126
(801) 272-9294 Tel.
(801) 277-3147 Fax

Market Maker

Sierra Brokerage
Merv Roland or Jeff Richardson
2000 Bethel Rd.
Columbus, OH. 43220
(614) 442-9400 Tel.
(614) 442-9486 Fax

Certified Public Accountant

(Retained 5/04/2000; Review of 04/30/2000 interim financial statements)

Marc I. Abrams, CPA
Singer, Lewak, Greenbaum & Goldstein LLP
10960 Wilshire Blvd., Suite 1100
Los Angeles, CA. 90024
(310) 477-3924 Tel.
(310) 477-9684 Fax

(Through 06/30/99 audited financial statements)

Kevin G. Breard, CPA, An Accountancy Corporation
9010 Corbin Ave.
Suite 7
Northridge, CA. 91324
(818) 886-0940 Tel.
(818) 886-1924 Fax


                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Molecular Robotics, Inc.
                                                   (Registrant)

Date: October 13, 2000                             By: /s/ SUSAN M. ALT
                                                   Susan M. Alt
                                                   Chief Financial Officer
                                                   Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2000                             By: /s/ SUSAN M. ALT
                                                   Susan M. Alt
                                                   Director

Date: October 13, 2000                             By: /s/ THOMAS MCCARTHY
                                                   Thomas McCarthy
                                                   Director