Form 10QSB
period 2000-09-30
MOLECULAR ROBOTICS INC
filed 2000-11-20
CIK 1049135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 000-29965

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

Issuer's telephone number: (818) 817-7662


(Applicable only to issuers involved in bankruptcy proceedings during the preceding five years)
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(Applicable only to corporate issuers)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 5,193,150 shares of the registrant's common stock were issued and outstanding as of September 30, 2000, not including 208,000 shares issuable upon the exercise of outstanding warrants. There were an additional 104,000 shares of the registrant's common stock to be issued as of September 30, 2000. 4,956,850 shares of the registrant's preferred stock were issued and outstanding as of September 30, 2000.

Traditional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                                 TABLE OF CONTENTS

Forward Looking Statements

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
Item 2.     Plan of Operation

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Changes in Securities
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

Signatures

                     ----------------------------------------

                           FORWARD LOOKING STATEMENTS

This report contains forward looking statements. The forward looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or the negative or other variations of those or comparable terms. The registrant's actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect the registrant's results include, but are not limited to, those discussed in Item 2, "Plan of Operation" and included elsewhere in this report.


                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Financial Information

INTERIM STATEMENTS (UNAUDITED)

The Financial Statements and related notes presented below should be read in conjunction with "PLAN OF OPERATION." In the opinion of the Management, the interim financial statements (unaudited) include all adjustments necessary to make these financial statements in no way misleading. The information below may not be indicative of the Company's future results of operations.


                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2000 AND
                       SEPTEMBER 30, 2000 (UNAUDITED) AND
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  CONTENTS
               June 30, 2000 and September 30, 2000 (unaudited)

                                                     Page

FINANCIAL STATEMENTS

   Balance Sheets                                     1

   Statements of Operations                           2

   Statements of Stockholders' Equity               3 - 5

   Statements of Cash Flows                         6 - 7

   Notes to Financial Statements                    8 - 14


                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
               June 30, 2000 and September 30, 2000 (unaudited)

                                    ASSETS


                                                     September 30,     June 30,
                                                         2000            2000
                                                     (unaudited)     (as restated)



Assets
   Equipment                                         $    199,756    $    195,506

      Total assets                                   $    199,756    $    195,506


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Book overdraft                                    $      6,701    $      4,833
      Accounts payable and accrued expenses                29,500           1,500

         Total current liabilities                         36,201           6,333

Commitments

Stockholders' equity
   Preferred stock, $0.0001 par value
      5,000,000 shares authorized
      4,956,850 (unaudited) and 4,956,850 shares
      issued and outstanding                                  496             496
   Common stock, $0.0001 par value
      45,000,000 shares authorized
      6,693,150 (unaudited) and 5,193,150 shares
      issued and outstanding                                  669             519
   Common stock to be issued                              306,875         260,000
   Additional paid-in capital                          36,897,859      32,751,677
   Deficit accumulated during the development stage   (37,042,344)    (32,823,519)

     Total stockholders' equity                           163,555         189,173

        Total liabilities and stockholders' equity   $    199,756    $    195,506


The accompanying notes are an integral part of these financial statements.



                            MOLECULAR ROBOTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
    For the Three Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from July 29, 1997 (Inception) to September 30, 2000 (unaudited)


                                                                   For the
                                                                   Period from
                                                                   July 29,
                                              For the              1997
                                         Three Months Ended       (Inception) to
                                            September 30,          September 30,
                                            2000        1999       2000
                                        (unaudited)  (unaudited)  (unaudited)
                                                                  (as restated)


Costs and expenses
   General and administrative expenses  $ 4,218,825  $ 567,281    $  14,884,867
   Research and development                       -          -           16,735

      Total costs and expenses            4,218,825    567,281       14,901,602

Loss before other income (expense)       (4,218,825)  (567,281)     (14,901,602)

Other income (expense)
   Loss on impairment of
      intellectual property                       -          -      (22,142,125)
   Interest income                                -          -              272
   Other income                                   -          -            1,111

      Total other income (expense)                -          -      (22,140,742)

Net loss                                $(4,218,825) $(567,281)   $ (37,042,344)

Basic and diluted loss per share        $     (0.37) $   (0.44)   $      (14.37)

Weighted-average common shares
   outstanding                           11,350,000  1,293,150        2,577,429


The accompanying notes are an integral part of these financial statements.



                                               MOLECULAR ROBOTICS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Period from July 29, 1997 (Inception) to September 30, 2000 (unaudited)

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



                                                 MOLECULAR ROBOTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the Period from July 29, 1997 (Inception) to September 30, 2000 (unaudited)


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


Common stock to be
   issued for cash                      $                   $       $    (4,987)  $     4,987   $               $        -
Returned and canceled
   shares                                         (34,100)     (3)                    (15,001)                     (15,004)
Net loss                                                                                            (727,088)     (727,088)

Balance, June 30, 1999               -    -     1,293,150     129             -    10,428,588    (10,302,658)      126,059
Common stock issued for
   intellectual property
   (as restated)                                3,900,000     390                   9,749,610                    9,750,000
Common stock to be
   issued in connection
   with private placement                                               260,000                                    260,000
Forgiveness of debt                                                                    81,850                       81,850
Options issued for services
   (as restated)                                                                      100,000                      100,000
Preferred stock issued for
   intellectual property
   (as restated)            4,956,850   496                                        12,391,629                   12,392,125
Net loss (as restated)                                                                           (22,520,861)  (22,520,861)

Balance, June 30, 2000
   (as restated)            4,956,850   496     5,193,150     519       260,000    32,751,677    (32,823,519)      189,173
Additional investment
   (unaudited)                                                                                        96,332        96,332


The accompanying notes are an integral part of these financial statements.



                                                 MOLECULAR ROBOTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Period from July 29, 1997 (Inception) to September 30, 2000 (unaudited)


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


Common stock issued for
   services (unaudited)                 $       1,500,000   $  150  $             $  3,749,850  $              $  3,750,000
Common stock to be
   issued for services
   (unaudited)                                                            46,875                                     46,875
Options issued for services
   (unaudited)                                                                         300,000                      300,000
Net loss (unaudited)                                                                              (4,218,825)    (4,218,825)

Balance, September 30,
   2000 (unaudited)         4,956,850   $  496  6,693,150   $  669  $    306,875  $	36,897,859  $(37,042,344)  $    163,555


The accompanying notes are an integral part of these financial statements.



                                  MOLECULAR ROBOTICS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
          For the Three Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from July 29, 1997 (Inception) to September 30, 2000 (unaudited)


                                                                                      For the
                                                                                      Period from
                                                                                      July 29,
                                                       For the                        1997
                                                       Three Months Ended            (Inception) to
                                                       September 30,                  September 30,
                                                       2000            1999           2000
                                                      (unaudited)     (unaudited)    (unaudited)
                                                                                     (as restated)


Cash flows from operating activities
   Net loss                                           $ (4,218,825)   $  (567,281)   $ (37,042,344)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Loss on impairment of intellectual property             -              -       22,142,125
         Issuance of stock for services                  3,796,725        555,160       13,898,226
         Issuance of options for services                  300,000              -          400,000
   Increase in
      Accounts payable and accrued expenses                 28,000              -           29,500

Net cash used in operating activities                      (94,100)       (12,121)        (572,493)

Cash flows from investing activities
   Purchase of equipment                                    (4,250)       (12,100)        (199,756)

Net cash used in investing activities                       (4,250)       (12,100)        (199,756)

Cash flows from financing activities
   Increase in book overdraft                                1,868              -            6,701
   Net proceeds from short-term loan payable -
      related party                                              -         33,950           81,850
   Proceeds from issuance of preferred and
      common stock                                          96,482              -          683,698

Net cash provided by financing activities                   98,350         33,950          772,249

Net decrease in cash and cash equivalents                        -          9,729                -

Cash and cash equivalents, beginning of year                     -          3,842                -

Cash and cash equivalents, end of year                $          -    $    13,571    $           -


The accompanying notes are an integral part of these financial statements.


                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
    For the Three Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from July 29, 1997 (Inception) to September 30, 2000 (unaudited)

Supplemental schedule of non-cash investing and financing activities

During the year ended June 30, 2000 and the period from July 29, 1997 (inception) to June 30, 2000, the Company issued preferred and common stock in exchange for intellectual property for $22,142,125 (unaudited).

During the period from July 29, 1997 (inception) to September 30, 2000, the Company issued 2,665,350 shares (unaudited) of common stock to management and others for consulting and employment services rendered valued at $3,796,725 (unaudited).

During the period from July 29, 1997 (inception) to September 30, 2000, the Company issued options to purchase 266,667 shares (unaudited) of common stock for legal services rendered valued at $400,000 (unaudited).

The accompanying notes are an integral part of these financial statements.

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and September 30, 2000 (unaudited)

NOTE 1 - BUSINESS AND ORGANIZATION

Molecular Robotics, Inc. (the "Company") was incorporated under its former name of NTech Corporation in the State of Delaware on July 29, 1997 for the primary purpose of developing, manufacturing, and marketing nano-scale products ("nano technology"). Nano technology is the concept of miniaturizing products to a point that there becomes a practical commercial application of the products. Effective March 23, 2000, NTech Corporation's name was changed to Molecular Robotics, Inc. The Company's offices are located in Los Angeles, California, and the Company intends to use independent third parties to manufacture its products.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001.

The information with respect to three months ended September 30, 2000 and 1999 is unaudited.

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

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and September 30, 2000 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The preferred stock issued during the year ended June 30, 2000 has the same rights as the common stock. The preferred stock has no liquidation preferences, dividends, or redemption rights. Accordingly, the preferred stock has been treated as common stock for the purpose of computing basic and diluted loss per share (see Note 6).

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

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and September 30, 2000 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and September 30, 2000 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 3 - COMMITMENTS

During the year ended June 30, 2000, the Company entered into an employment agreement, expiring in May 2005, with the following compensation commitments:

         Year Ended
         June 30,

         2001     $     80,000
         2002     $     80,000
         2003     $     80,000
         2004     $     80,000
         2005     $     70,000

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and September 30, 2000 (unaudited)


NOTE 3 - COMMITMENTS (Continued)

In connection with the acquisition of intellectual property, the Company agreed to issue an additional 1,000,000 shares of its common stock vesting as follows:
100,000 shares in 2001, 200,000 shares in 2002, 300,000 shares in 2003, and
400,000 shares in 2004. The vesting of the shares is contingent upon performance of the intellectual property. Accordingly, the cost of the intellectual property will be measured based on the fair value of the shares at the vesting dates in accordance with Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services."
In May 1998, the Company entered into an agreement to construct a piece of equipment. The expenditures associated with this contract will be capitalized to equipment and will be depreciated upon completion of the contract. The Company is required to pay the consultant upon completion of various phases, at a pre-determined fee schedule. The total estimated expenditure is $199,000.
As of June 30, 2000, the Company has paid $190,398. On July 1, 2000, the Company entered into a two-year consulting agreement totaling $36,000 per year. The Company also agreed to issue the consultant 150,000 shares of common stock upon completion of the two years. As a result, the Company will record compensation expense of approximately $187,500 per year over the next two years.


NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's preferred stock has a par value of $0.0001. There are 5,000,000 shares authorized and 4,956,850 shares issued and outstanding. The holders of the preferred stock have voting and other rights similar to common stockholders.

During the year ended June 30, 2000, the Company issued 4,956,850 shares of preferred stock in exchange for certain intellectual property acquired for $12,392,125.

Common Stock

During the year ended June 30, 2000, the Company issued 3,900,000 shares of common stock in exchange for intellectual property for $9,750,000.

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and September 30, 2000 (unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

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

Options

During the year ended June 30, 2000, the Company entered into an agreement to issue options for 400,000 shares of common stock for services rendered at an exercise price of $1. The shares vest over a six-month period commencing June 2000. The fair value of the stock of $2.50 per share was used to record the expense. Accordingly, the Company recorded $300,000 for the three months ended September 30, 2000.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2000 and the three months ended September 30, 2000, the Company paid consulting fees to stockholders of the Company. Total fees paid during the year ended June 30, 2000 and the three months ended September 30, 2000 were for services rendered in relation to the development of a business plan and the running of daily operations and amounted to $101,933 and $23,054 (unaudited), respectively.

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and September 30, 2000 (unaudited)


NOTE 6 - PRIOR PERIOD ADJUSTMENT

Accumulated deficit and additional paid-in capital as of July 1, 2000 have been increased by $8,856,850 to restate the value of stock issued for the acquisition of certain intellectual property, reflecting a revised fair value of $2.50 per share. In addition, the Company has restated the cumulative net loss for the period from July 29, 1997 (inception) to September 30, 2000 for $100,000, representing the stock options issued for services received. As a result, cumulative net loss per share for the period from July 29, 1997 (inception) to September 30, 2000 decreased by $4.98 per share.


NOTE 6 - SUBSEQUENT EVENTS

On October 12, 2000, the Company recalled all outstanding shares of preferred stock as of June 30, 2000 and reissued the stockholder an equal amount of common stock.

Subsequent to September 30, 2000, the Company agreed to issue 2,364,000 shares of common stock to stockholders and consultants for services rendered.


ITEM 2. PLAN OF OPERATION.

The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Report.

OVERVIEW

Since inception, the Company has developed technologies, acquired technologies from third parties, directed, supervised and coordinated research and development efforts, raised capital and initiated marketing activities with potential customers. The Company will continue to focus in these areas in its daily operations in the near future.

At September 30, 2000, the Company had an accumulated net loss since inception (July 1997) of ($37,042,344) (unaudited; restated). Of this accumulated loss, ($22,142,125) has been derived from a loss on impairment of intellectual property, and ($14,884,867) from general and administrative expenses. The Company expects operating losses to continue for the foreseeable future from research and development efforts and general and administrative expenses prior to receiving any revenues from its technologies.

The Company does not know if its research and development or marketing efforts will be successful, that it will ever have commercially acceptable products or if it will achieve significant sales of any such products. The Company operates in a highly competitive environment of rapid changes in technologies and is dependent upon the services of its employees, consultants and independent contractors. If the Company is unable to successfully commercialize its technologies, it would likely have to significantly alter its business operations.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

Net Loss. The Company reported a net loss of ($4,218,825), or ($0.37) per share, basic and diluted, for operations for the three months ended September 30, 2000 compared to a net loss of ($567,281), or ($0.44) per share, basic and diluted, for the three months ended September 30, 1999. The increase of ($3,651,544) is primarily a result of the recording of ($4,218,825) in general and administrative expenses related to the Company's daily operations.

Revenues. The Company had no revenues for the three months ended September 30, 2000 nor since its inception. The Company anticipates that it will realize revenues within the next twelve months from sales of its coded microtaggant and optical reader, but there is no assurance that this indeed will occur.

Operating Costs and Expenses. Operating costs and expenses for the three months ended September 30, 2000 totaled ($4,218,825) compared to operating costs and expenses of ($567,281) for the three months ended September 30, 1999. These operating costs and expenses were a result of general and administrative expenses of ($4,218,825) for the three months ended September 30, 2000, which consisted of consultant fees, accounting, travel, legal, telephone and other day to day operating expenses, compared to general and administrative expenses of ($567,281) for the three months ended September 30, 1999. This increase was primarily the result of the issuance of stock for services. The Company does not anticipate any significant change in general and administrative expenses in the near future.

Research and Development. The Company expects research and development expenses to increase as it furthers the development of its existing technologies and acquires and/or licenses new technologies. The future research and development will be funded primarily from additional financings the Company expects to consummate. There is no assurance that the Company will consummate such additional financing.

For the next twelve months, the Company anticipates the hiring of an additional 15 employees, comprised of both scientific/technical and administrative positions.

LIQUIDITY

As a development stage company, Molecular Robotics needs to continue to raise capital to continue its operations. The Company has relied primarily upon its management, private placements and subscription sales of stock to fund its continuing operations. Until the Company can generate revenue from sales and licensing of its technologies, or receive a large infusion of cash from a potential strategic partner, it intends to rely upon these methods of funding operations during the next year. The Company's fundings to date have been allocated to the taggant/reader development, as well as general business set up and operating expenses. The Company will use additional capital raised in the next twelve months to further the development of its taggant and optical reader and other products in development, as well as general operating expenses. The Company has not entered into any outside funding commitments to date.

Stockholders' equity totaled $163,555 on September 30, 2000.

Based upon current projections, the Company's principal cash requirements for the next twelve months consist of (1) fixed expenses, including rent (new lease projected), payroll, investor relations services, public relations services, consultant services and (2) variable expenses, including technology research and development, intellectual property protection, utilities and telephone, office supplies, and legal and accounting services. The Company intends to satisfy its capital requirements for the next twelve months by continuing to pursue private placements to raise capital, using stock as payment for services in lieu of cash where appropriate and borrowing as appropriate. The Company does not know if these resources will be adequate to cover its capital requirements.


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The registrant's current legal proceedings have been disclosed in previous Form 10-SB and Form 10-KSB filings, filed March 15, 2000 and October 13, 2000, respectively. There has been no material change in such proceedings as of the date of this filing.


ITEM 2. Changes in Securities.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

a.  Securities Sold

Between July 1, 2000 and September 30, 2000 the Company issued 1,500,000 shares of common stock for services to two parties (related) for consideration of $2.50 per share.

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

b.  Use of Proceeds From Registered Securities

             None

ITEM 3. Defaults Upon Senior Securities.

             None

ITEM 4. Submission of Matters to a Vote of Security Holders.

             None

ITEM 5. Other Information.

             None

ITEM 6. Exhibits and Reports on Form 8-K

a.  The following exhibits are attached hereto:

Exhibit Number             Description of Exhibit

27.1                       Financial Data Schedule


b. The Company filed the following reports on Form 8-K during the quarter ended September 30, 2000: None

                              Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Molecular Robotics, Inc.
                                                   (Registrant)

Date: November 20, 2000                            By:/s/SUSAN M. ALT
                                                   Susan M. Alt
                                                   Chairman of the Board