Form 10QSB
period 2000-12-31
MOLECULAR ROBOTICS INC
filed 2001-02-16
CIK 1049135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 000-29965

                        MOLECULAR ROBOTICS, INCORPORATED
                (Name of Small Business Issuer in its charter)


           Delaware                                    91-1844453
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

16639 Calneva Drive Encino, CA.                         91436
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (818) 817-7662


(Applicable only to issuers involved in bankruptcy proceedings during the preceding five years)
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(Applicable only to corporate issuers)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 14,205,125 shares of the registrant's common stock were issued and outstanding as of December 31, 2000, not including 208,000 shares issuable upon the exercise of outstanding warrants. There were an additional 104,000 shares of the registrant's common stock to be issued as of December 31, 2000.


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


                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2000 AND
                       DECEMBER 31, 2000 (UNAUDITED) AND
                           FOR THE THREE MONTHS ENDED
                    DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  CONTENTS
               June 30, 2000 and December 31, 2000 (unaudited)


FINANCIAL STATEMENTS

   Balance Sheets

   Statements of Operations

   Statements of Stockholders' Equity

   Statements of Cash Flows

   Notes to Financial Statements


                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
               June 30, 2000 and December 31, 2000 (unaudited)

                                    ASSETS


                                                     December 31,     June 30,
                                                         2000            2000
                                                     (unaudited)     (as restated)



Assets
   Cash and cash equivalents                                  824               -
   Equipment                                         $    199,756    $    195,506

      Total assets                                   $    200,580    $    195,506


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Book overdraft                                    $          -    $      4,833
      Accounts payable and accrued expenses                29,500           1,500

         Total current liabilities                         29,500           6,333

Commitments

Stockholders' equity
   Common stock, $0.0001 par value
      50,000,000 shares authorized
      14,530,530 (unaudited) and 10,150,000 shares
      issued and outstanding                                1,453           1,015
   Common stock to be issued                              306,875         260,000
   Additional paid-in capital                          44,097,571      32,751,677
   Deficit accumulated during the development stage   (44,305,784)    (32,823,519)

     Total stockholders' equity                           100,115         189,173

        Total liabilities and stockholders' equity   $    200,580    $    195,506


The accompanying notes are an integral part of these financial statements.



                            MOLECULAR ROBOTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
    For the Three Months Ended December 31, 2000 and 1999 (unaudited) and for the Period from July 29, 1997 (Inception) to December 31, 2000 (unaudited)


                                                                   For the
                                                                   Period from
                                                                   July 29,
                                              For the              1997
                                         Three Months Ended       (Inception) to
                                            December 31,           December 31,
                                            2000        1999       2000
                                        (unaudited)  (unaudited)  (unaudited)
                                                                  (as restated)


Costs and expenses
   General and administrative expenses  $ 7,263,440  $  24,973    $  22,148,307
   Research and development                       -          -       22,158,860

      Total costs and expenses            7,263,440     24,973       44,307,167

Loss before other income (expense)       (7,263,440)   (24,973)     (44,307,167)

Other income (expense)
   Interest income                                -          -              272
   Other income                                   -          -            1,111

      Total other income (expense)                -          -            1,383

Net loss                                $(7,263,440) $ (24,973)   $ (44,305,784)

Basic and diluted loss per share        $     (0.57) $   (0.02)   $      (13.00)

Weighted-average common shares
   outstanding                           12,777,563  1,293,150        3,407,979


The accompanying notes are an integral part of these financial statements.



                                               MOLECULAR ROBOTICS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Period from July 29, 1997 (Inception) to December 31, 2000 (unaudited)

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



                                                 MOLECULAR ROBOTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the Period from July 29, 1997 (Inception) to December 31, 2000 (unaudited)


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


Common stock to be
   issued for cash                      $                   $       $    (4,987)  $     4,987   $               $        -
Returned and canceled
   shares                                         (34,100)     (3)                    (15,001)                     (15,004)
Net loss                                                                                            (727,088)     (727,088)

Balance, June 30, 1999               -    -     1,293,150     129             -    10,428,588    (10,302,658)      126,059
Common stock issued for
   intellectual property
   (as restated)                                3,900,000     390                   9,749,610                    9,750,000
Common stock to be
   issued in connection
   with private placement                                               260,000                                    260,000
Forgiveness of debt                                                                    81,850                       81,850
Options issued for services
   (as restated)                                                                      100,000                      100,000
Preferred stock reissued as
   common stock for
   intellectual property
   (as restated)                                4,956,850     496                  12,391,629                   12,392,125
Net loss (as restated)                                                                           (22,520,861)  (22,520,861)

Balance, June 30, 2000
   (as restated)                               10,150,000   1,015       260,000    32,751,677    (32,823,519)      189,173
Additional investment
   (unaudited)                                                                                        96,332        96,332


The accompanying notes are an integral part of these financial statements.



                                                 MOLECULAR ROBOTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Period from July 29, 1997 (Inception) to December 31, 2000 (unaudited)


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


Common stock issued for
   services (unaudited)                 $       1,500,000   $  150  $             $  3,749,850  $              $  3,750,000
Common stock to be
   issued for services
   (unaudited)                                                            46,875                                     46,875
Options issued for services
   (unaudited)                                                                         300,000                      300,000
Net loss (unaudited)                                                                              (4,218,825)    (4,218,825)

Balance, September 30,
   2000 (unaudited)                            11,650,000   $1,165  $    306,875  $	36,897,859  $(37,042,344)  $    163,555

Common stock issued for
   cash (unaudited)                                 4,000   $    -                $     10,000                 $     10,000
Common stock issued for
   services (unaudited)                         2,876,000   $  288                $  7,189,712                 $  7,190,000
Net loss (unaudited)                                                                            $ (7,263,440)  $ (7,263,440)

Balance, December 31,
   2000 (unaudited)                            14,530,000   $1,453       306,875  $ 44,097,571  $(44,305,784)  $    100,115


The accompanying notes are an integral part of these financial statements.



                                  MOLECULAR ROBOTICS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
          For the Three Months Ended December 31, 2000 and 1999 (unaudited) and for the Period from July 29, 1997 (Inception) to December 31, 2000 (unaudited)


                                                                                      For the
                                                                                      Period from
                                                                                      July 29,
                                                       For the                        1997
                                                       Three Months Ended            (Inception) to
                                                       December 31,                   December 31,
                                                       2000            1999           2000
                                                      (unaudited)     (unaudited)    (unaudited)
                                                                                     (as restated)


Cash flows from operating activities
   Net loss                                           $(7,263,440)    $ (24,973)     $ (44,305,784)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Stock issued for acquisition of
           intellectual property                                 -            -         22,142,125
         Issuance of stock for services                  7,190,000            -         21,088,226
         Issuance of options for services                        -            -            400,000
   Increase in
      Accounts payable and accrued expenses                 28,000        1,500             29,500

Net cash used in operating activities                      (45,440)   $ (23,473)          (645,933)

Cash flows from investing activities
   Purchase of equipment                                         -              -         (199,756)

Net cash used in investing activities                            -              -         (199,756)

Cash flows from financing activities
   Increase in book overdraft                                    -              -            5,877
   Net proceeds from short-term loan payable -
      related party                                              -         77,850           81,850
   Proceeds from issuance of common stock                        -              -          683,698

Net cash provided by financing activities                        -         77,850          771,425

Net decrease in cash and cash equivalents                        -         54,729                -

Cash and cash equivalents, beginning of year                     -          3,842                -

Cash and cash equivalents, end of year                $          -    $    58,571    $           -


The accompanying notes are an integral part of these financial statements.


                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
    For the Three Months Ended December 31, 2000 and 1999 (unaudited) and for the Period from July 29, 1997 (Inception) to December 31, 2000 (unaudited)

Supplemental schedule of non-cash investing and financing activities

During the year ended June 30, 2000 and the period from July 29, 1997 (inception) to June 30, 2000, the Company issued preferred and common stock in exchange for intellectual property for $22,142,125 (unaudited). During the quarter ending December 31, 2000, the company agreed to reissue the preferred stock exchanged for intellectual property as common stock.

During the period from July 29, 1997 (inception) to December 31, 2000, the Company issued 5,541,350 shares (unaudited) of common stock to management and others for consulting and employment services rendered valued at $10,986,725 (unaudited).

During the period from July 29, 1997 (inception) to December 31, 2000, the Company issued options to purchase 266,667 shares (unaudited) of common stock for legal services rendered valued at $400,000 (unaudited).

The accompanying notes are an integral part of these financial statements.

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and December 31, 2000 (unaudited)

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001.

The information with respect to three months ended December 31, 2000 and 1999 is unaudited.

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

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and December 31, 2000 (unaudited)

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

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and December 31, 2000 (unaudited)


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

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and December 31, 2000 (unaudited)


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

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and December 31, 2000 (unaudited)


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

During the year ended June 30, 2000, the Company issued 4,956,850 shares of preferred stock in exchange for certain intellectual property acquired for $12,392,125. Subsequently, the Company has reissued this preferred stock as common stock.

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and December 31, 2000 (unaudited)


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

Options

During the year ended June 30, 2000, the Company entered into an agreement to issue options for 400,000 shares of common stock for services rendered at an exercise price of $1. The shares vest over a six-month period commencing June 2000. The fair value of the stock of $2.50 per share was used to record the expense. Accordingly, the Company recorded $300,000 for the three months ended December 31, 2000.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2000 and the three months ended December 31, 2000, the Company paid consulting fees to stockholders of the Company. Total fees paid during the year ended June 30, 2000 and the three months ended December 31, 2000 were for services rendered in relation to the development of a business plan and the running of daily operations and amounted to $150,333 and $48,400 (unaudited), respectively.

                            MOLECULAR ROBOTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                June 30, 2000 and December 31, 2000 (unaudited)

NOTE 6 - SUBSEQUENT EVENTS

On January 09, 2001, a dismissal was filed in the Superior Court of Alameda County, State of California, Case No. 813370-6 regarding the action against former officer Ezekiel Kruglick. In return for the Company's dismissal, Kruglick returned 324,000 shares of common stock.


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

At December 31, 2000, the Company had an accumulated net loss since inception (July 1997) of (44,305,784) (unaudited; restated). Of this accumulated loss, ($22,158,860) has been derived from the cost of research and development and ($22,148,307) from general and administrative expenses. The Company expects operating losses to continue for the foreseeable future from research and development efforts and general and administrative expenses prior to receiving any revenues from its technologies.

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

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2000 to the three months ended December 31, 1999.

Net Loss. The Company reported a net loss of ($7,263,440), or ($.57) per share, basic and diluted, for operations for the three months ended December 31, 2000 compared to a net loss of ($24,973), or ($.02) per share, basic and diluted, for the three months ended December 31, 1999. The increase of ($7,238,467) is primarily a result of the recording of ($7,263,440) in general and administrative expenses related to the Company's daily operations.

Revenues. The Company had no revenues for the three months ended December 31, 2000 nor since its inception. The Company anticipates that it will realize revenues within the next twelve months from sales of its coded microtaggant and optical reader, but there is no assurance that this indeed will occur.

Operating Costs and Expenses. Operating costs and expenses for the three months ended December 31, 2000 totaled ($7,263,440) compared to operating costs and expenses of ($24,973) for the three months ended December 31, 1999. These operating costs and expenses were a result of general and administrative expenses of ($7,263,440) for the three months ended December 31, 2000, which consisted of consultant fees, accounting, travel, legal, telephone and other day to day operating expenses, compared to general and administrative expenses of ($24,973) for the three months ended December 31, 1999. This increase was primarily the result of the issuance of stock for services. The Company does not anticipate any significant change in general and administrative expenses in the near future.

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

Stockholders' equity totaled $100,115 on December 31, 2000.

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


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On January 09, 2001, a dismissal was filed in the Superior Court of Alameda County, State of California, Case No. 813370-6 regarding the action against former officer Ezekiel Kruglick. In return for the Company's dismissal, Kruglick returned 324,000 shares of common stock.


ITEM 2. Changes in Securities.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

a.  Securities Sold

Between October 1, 2000 and December 31, 2000 the Company issued 2,876,000 shares of common stock for services to several parties for consideration of $2.50 per share. The Company also issued 4,000 shares of common stock for cash at $2.50 per share to one investor under Exemption 506.

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

Funds raised from the sale of securities were allocated to general working capital.

ITEM 3. Defaults Upon Senior Securities.

             None

ITEM 4. Submission of Matters to a Vote of Security Holders.

             None

ITEM 5. Other Information.

             None

ITEM 6. Exhibits and Reports on Form 8-K

a.  The following exhibits are attached hereto:

Exhibit Number             Description of Exhibit

27.1                       Financial Data Schedule


b. The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000: None

                              Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Molecular Robotics, Inc.
                                                   (Registrant)

Date: February 19, 2001                            By:/s/SUSAN M. ALT
                                                   Susan M. Alt
                                                   Chairman of the Board