Form 10QSB
period 2001-03-31
MOLECULAR ROBOTICS INC
filed 2001-05-21
CIK 1049135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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


(Applicable only to issuers involved in bankruptcy proceedings during the preceding five years)
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(Applicable only to corporate issuers)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 20,224,000 shares of the registrant's common stock were issued and outstanding as of March 31, 2000, not including 208,000 shares issuable upon the exercise of outstanding warrants.

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


                             MOLECULAR ROBOTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                      AS OF MARCH 31, 2001 (UNAUDITED) AND
                         JUNE 30, 2000 (AS RESTATED) AND
                           FOR THE THREE MONTHS ENDED
                    MARCH 31, 2001 AND 2000 (UNAUDITED) AND
                           FOR THE NINE MONTHS ENDED
                       MARCH 31, 2001 AND 2000 (UNAUDITED)

FINANCIAL STATEMENTS

   Balance Sheets

   Statements of Operations

   Statements of Stockholders' Equity

   Statements of Cash Flows

   Notes to Financial Statements


                               MOLECULAR ROBOTICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
            March 31, 2001 (unaudited) and June 30, 2000 (as restated)

                                       ASSETS


                                                       March 31,          June 30,
                                                           2001              2000
                                                     (unaudited)     (as restated)



Assets
   Cash and cash equivalents                                5,686               -
   Equipment                                         $    199,756    $    195,506

      Total assets                                   $    205,442    $    195,506


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Book overdraft                                    $          -    $      4,833
      Accounts payable and accrued expenses                58,613           1,500

         Total current liabilities                         58,613           6,333

Commitments

Stockholders' equity
   Common stock, $0.0001 par value
      50,000,000 shares authorized
      20,224,224 (unaudited) and 10,150,000 shares
      issued and outstanding                                2,022           1,015
   Common stock to be issued                                    -         260,000
   Additional paid-in capital                          59,316,159      32,751,677
   Deficit accumulated during the development stage   (59,171,352)    (32,823,519)

     Total stockholders' equity                           146,829         189,173

        Total liabilities and stockholders' equity   $    205,442    $    195,506


The accompanying notes are an integral part of these financial statements.



                                    MOLECULAR ROBOTICS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS
        For the Three Months and Nine Months Ended March 31, 2001 and March 31, 2000
                                         (unaudited)


                                        Three Months Ended March 31,  Nine Months Ended March 31,
                                             2001           2000              2001          2000


Costs and expenses
   General and administrative expenses  $  14,903,159    $    10,491  $ 26,385,445    $    47,588
   Research and development                       600              -           600              -

      Total costs and expenses             14,903,759         10,491    26,386,045              -

Loss before other income (expense)        (14,903,759)       (10,491)  (26,386,045)       (47,588)

Other income (expense)
   Interest income                                 22              4            44             49
   Other income                                     -         78,233            30         78,234

      Total other income (expense)                 22         78,237            74         78,283

Net income (loss)                       $ (14,903,737)   $    67,746 $ (26,385,971)   $    30,695

Basic and diluted income (loss)
   per share                            $       (1.12)   $      0.11 $       (1.99)   $      0.05

Weighted-average common shares
   outstanding                             13,273,992        637,720    13,273,992        637,720


The accompanying notes are an integral part of these financial statements.



                                    MOLECULAR ROBOTICS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS
                      INCEPTION (JULY 29, 1997) THROUGH MARCH 31, 2001
                                         (unaudited)


Costs and expenses
  General and administrative expenses           $  37,012,635
  Research and development                         22,159,760

      Total costs and expenses                     59,172,395

Loss before other income (expense)                (59,172,395)

Other income (expense)
   Interest income                                          -
   Other income                                         1,043

      Total other income (expense)                      1,043

Net loss                                        $ (59,171,352)

Basic and diluted loss per share                $       (4.46)

Weighted-average common shares
   outstanding                                     13,273,992

The accompanying notes are an integral part of these financial statements.



                                               MOLECULAR ROBOTICS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Period from July 29, 1997 (Inception) to March 31, 2001 (unaudited)

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



                                                 MOLECULAR ROBOTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Period from July 29, 1997 (Inception) to March 31, 2001 (unaudited)


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



                                                 MOLECULAR ROBOTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the Period from July 29, 1997 (Inception) to March 31, 2001 (unaudited)


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


Common stock issued for
   services (unaudited)                $       1,500,000   $  150  $             $  3,749,850  $              $  3,750,000
Common stock to be
   issued for services
   (unaudited)                                                           46,875                                     46,875
Options issued for services
   (unaudited)                                                                        300,000                      300,000
Net loss (unaudited)                                                                             (4,218,825)    (4,218,825)

Balance, September 30,
   2000 (unaudited)                           11,650,000   $1,165  $    306,875  $ 36,897,859  $(37,042,344)  $    163,555

Common stock issued for
   cash (unaudited)                                4,000   $    -                $     10,000                 $     10,000
Common stock issued for
   services (unaudited)                        2,876,000   $  288                $  7,189,712                 $  7,190,000
Net loss (unaudited)                                                                           $ (7,263,440)  $ (7,263,440)

Balance, December 31,
   2000 (unaudited)                           14,530,000   $1,453       306,875  $ 44,097,571  $(44,305,784)  $    100,115

Common stock issued for
   services (unaudited)                        5,941,000   $1,485                $ 14,851,015                 $ 14,852,500
Net loss (unaudited)                                                                           $(14,545,132)  $(14,545,132)

Balance, March 31
   2001 (unaudited)                           20,224,000   $2,022             -  $ 59,316,159  $(59,171,352)  $    146,829

The accompanying notes are an integral part of these financial statements.



                                      MOLECULAR ROBOTICS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2001 and March 31, 2000 (unaudited)
            and For the Period from July 29, 1997 (Inception) to March 31, 2001 (unaudited)


                                                      For the Nine Months Ended    For the Period From
                                                              March 31,            July 29, 1997 (Inception)
                                                         2001           2000       to March 31, 2001
                                                     (unaudited)     (unaudited)        (unaudited)


Cash flows from operating activities
   Net income (loss)                                 $ (26,385,971)  $    30,695   $ (59,171,352)
   Adjustments to reconcile net loss to net cash
      used in operating activities
   Stock issued for acquisition of intellectual
      property                                                   -             -      22,142,125
   Stock to be issued/issuance of stock for services    25,795,000             -      35,896,501
   Issuance of options for services                              -             -         100,000
   Increase in
      Accounts payable and accrued expenses                      -             -           1,500
   Loan payable                                                  -       (24,200)              -

Net cash used in operating activities                $    (590,971)  $     6,495      (1,031,226)

Cash flows from investing activities
   Purchase of equipment                                    (4,250)      (23,878)       (199,609)

Net cash used in investing activities                       (4,250)      (23,878)       (199,609)

Cash flows from financing activities
   Net proceeds from short-term loan payable -
      related party                                              -             -          81,850
   Proceeds from issuance of common stock/
      Additional paid in capital                           605,740        14,000       1,148,985

Net cash provided by financing activities                  605,740        14,000       1,230,835

Net (decrease)/increase in cash and cash equivalents        10,519        (3,383)              -

Cash and cash equivalents, beginning of period              (4,833)        3,843               -

Cash and cash equivalents, end of period             $       5,686   $       460    $          -


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

Supplemental schedule of non-cash investing and financing activities

During the year ended June 30, 2000 and the period from July 29, 1997 (inception) to June 30, 2000, the Company issued preferred and common stock in exchange for intellectual property for $22,142,125. The cost of intellectual property acquired has been recorded as research and development costs in accordance with paragraph 9 of Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs."

During the period from July 29, 1997 (inception) to June 30, 2000, the Company issued 1,165,350 shares of common stock to management and others for consulting and employment services rendered valued at $10,126,501.

During the period from July 29, 1997 (inception) to June 30, 2000, the Company issued options to purchase 66,667 shares of common stock for legal services rendered valued at $100,000.


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

Development Stage Enterprise

The Company is a development stage company as defined in SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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


Research and Development Costs

Research and development costs are expensed as incurred. Research and development projects acquired from others that were commenced but not yet completed, which have no alternative uses in research and development activities or otherwise are charged to expense.

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

In connection with the acquisition of intellectual property, the Company agreed to issue an additional 1,000,000 shares of its common stock vesting as follows: 100,000 shares in 2001, 200,000 shares in 2002, 300,000 shares in
2003, and 400,000 shares in 2004. The vesting of the shares is contingent upon performance of the intellectual property. Accordingly, the cost of the intellectual property will be measured based on the fair value of the shares at the vesting dates in accordance with Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services." The value of these contingent shares will be expensed when the shares are issued.

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

During the year ended June 30, 2000, the Company issued 4,956,850 shares of preferred stock in exchange for certain intellectual property acquired for $12,392,125. The cost of intellectual property acquired has been recorded as research and development costs in accordance with paragraph 9 of SFAS No. 2.

Common Stock

During the year ended June 30, 2000, the Company issued 3,900,000 shares of common stock in exchange for intellectual property for $9,750,000. The cost of intellectual property acquired has been recorded as research and development costs in accordance with paragraph 9 of SFAS No. 2.

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

Options

During the year ended June 30, 2000, the Company entered into an agreement to issue options for legal services to purchase 400,000 shares of common stock at an exercise price of $1. The shares vest over a six-month period commencing in June 2000. The Company recorded a $100,000 expense for the period, representing the fair value of the options of $1.50. The fair value was computed using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 6%, expected volatility of 0%, and an expected life of six months.

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

NOTE 8 - RESTATEMENT

The additional paid-in capital for the year ended June 30, 2000 has been increased by $8,856,850 to restate the value of stock issued for the acquisition of certain intellectual property, reflecting a revised fair value of $2.50 per share.

The net loss for the year ended June 30, 1999 has been increased by $555,158 to restate the value of stock issued for services, reflecting revised fair values ranging from $1 to $4. As a result, the accumulated deficit and the additional paid-in capital as of June 30, 1999 increased by the same amount. The accumulated deficit and the additional paid-in capital as of June 30, 1998 have also been increased by $9,489,482 to restate the value of stock issued for services during the year ended June 30, 1998, reflecting revised fair values ranging from $4 to $10.


Summary of restatement

                                                              For the Period from
                                For the Year Ended         July 29, 1997 (inception)
                                      June 30,                    to June 30,
                                  1999        1999            2000           2000
                              (as restated)               (as restated)


Net Loss                        (727,114)    (171,930)    (32,823,519)     (23,866,669)

Basic and Diluted
  Loss per Share                   (0.65)       (0.15)         (23.92)          (13.27)



                                For the Year Ended
                                      June 30,
                                  2000        2000
                              (as restated)


Net Loss                     (22,520,861) (13,564,011)

Basic and Diluted
  Loss per Share                  (11.50)       (4.44)


NOTE 9 - FORGIVENESS OF DEBT

During the years ended June 30, 2000 and 1999, the Company was developing intellectual property for another company owned by a Company stockholder. The cash flows needed to support the research activities were provided by this related party and were recorded as a liability when received. No revenues for the research activities were to be recorded until completion of the intellectual property. During the year ended June 30, 2000, the related party was dissolved, and the debt owed to the related party was forgiven in consideration for past research efforts. This forgiveness of debt has been recorded as additional paid-in capital.


NOTE 10 - PRO FORMA ADJUSTMENT

On October 12, 2000, the Company recalled all outstanding shares of preferred stock as of June 30, 2000 and reissued the stockholder an equal amount of common stock.

The preferred stock issued during the year ended June 30, 2000 has the same rights as the common stock. The preferred stock has no liquidation preferences, dividends, or redemption rights. Accordingly, the preferred stock has been restated as common stock for the purpose of computing pro forma basic and diluted loss per share. As a result of this recall, there has been no change in total stockholders' equity.

NOTE 11 - SUBSEQUENT EVENTS

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

At March 31, 2001, the Company had an accumulated net loss since inception (July 1997) of $ (59,171,352) (unaudited). Of this accumulated loss, ($22,159,760) has been derived from the cost of research and development and ($37,011,592) from general and administrative expenses. The Company expects operating losses to continue for the foreseeable future from research and development efforts and general and administrative expenses prior to receiving any revenues from its technologies.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended March 31, 2001 to the nine months ended March 31, 2000.

Net Loss. The Company reported a net loss of $ (26,385,971) or ($1.09) per share, basic and diluted, for operations for the nine months ended March 31, 2001 compared to a net income of $ 30,695 or $.05 per share, basic and diluted, for the nine months ended March 31, 2000. The increase in loss of ($26,416,666) is primarily a result of the recording of ($26,385,445) in general and administrative expenses related to the Company's daily operations.

Revenues. The Company had no revenues for the nine months ended March 31, 2001 nor since its inception. The Company anticipates that it will realize revenues within the next twelve months from sales of its coded microtaggant and optical reader, but there is no assurance that this indeed will occur.

Operating Costs and Expenses. Operating costs and expenses for the nine months ended March 31, 2001 totaled $ (26,385,971) compared to operating costs and expenses of $ 30,695 for the nine months ended March 31, 2000. These operating costs and expenses were a result of general and administrative expenses of ($26,385,445) for the nine months ended March 31, 2001, which consisted of consultant fees, accounting, travel, legal, telephone and other day to day operating expenses, compared to general and administrative expenses of ($47,588) for the nine months ended March 31, 2000. This increase was primarily the result of the issuance of stock for services. The Company does not anticipate any significant change in general and administrative expenses in the near future.

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

Stockholders' equity totaled $146,829 on March 31, 2001.

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

             None

ITEM 2. Changes in Securities.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

a.  Securities Sold

Between July 1, 2000 and March 31, 2001 the Company issued 10,318,000 shares of common stock for services to several parties for consideration of $2.50 per share. The Company also issued 4,000 shares of common stock for cash at $2.50 per share to one investor under Exemption 506.

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

Any funds raised from the sale of securities were allocated to general working capital.

ITEM 3. Defaults Upon Senior Securities.

             None

ITEM 4. Submission of Matters to a Vote of Security Holders.

             None

ITEM 5. Other Information.

             None

ITEM 6. Exhibits and Reports on Form 8-K

a.  The following exhibits are attached hereto:

Exhibit Number             Description of Exhibit

27.1                       Financial Data Schedule


b. The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001: None

                              Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Molecular Robotics, Inc.
                                                  (Registrant)

Date: May 21, 2001                                By:/s/SUSAN M. ALT
                                                  Susan M. Alt
                                                  Chairman of the Board